Form 10QSB
period 2006-06-30
COLOURED (US) INC.
filed 2006-09-01
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-52152

COLOURED (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1189
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,623,660 shares of common stock as of August 24, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COLOURED (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at June 30, 2006 (unaudited) and September 30, 2005 (audited)	F-1

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (May 2, 2003) to June 30, 2006	F-2

Interim Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005 and for the period from incorporation (May 2, 2003) to June 30, 2006	F-3

Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and for the period from incorporation (May 2, 2003) to June 30, 2006	F-4

Notes to Interim Consolidated Financial Statements	F-5

COLOURED (US) INC.

(Doing Business as CI Mobile Gaming)

(Formerly Emcor Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

US FUNDS

(Unaudited)

Coloured (US) Inc.	Statement 1
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	June 30,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash	$52,383	$102,725

Rights and Technology (Note 3)	16,435	23,469
	$68,818	$126,194

LIABILITIES
Current
Accounts payable	$67,561	$244
Accrued liabilities	32,341	54,979
Accrued interest (Note 5a)	-	505
Promissory notes payable (Note 5a)	-	85,000
Due to related parties (Note 7a)	43,161	33,959
	143,063	174,687
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued, allotted and fully paid: 30,423,660 (September 30, 2005 -
17,677,660) shares - Statement 2b	30,424	17,678
Additional paid-in capital - Statement 2b	3,415,685	238,997
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss - Statement 2b	(11,611)	(9,083)
Deficit – Accumulated during the development stage - Statement 2b	(3,508,743)	(296,085)
	(74,245)	(48,493)
	$68,818	$126,194

- See Accompanying Notes -

Coloured (US) Inc.	Statement 2a
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $0.33
per share - May 2, 2003	6	$1	$1	$-	$-	$2
Loss for the period	-	-	-	(13,421)	-	(13,421)
Foreign currency translation
adjustment	-	-	-	-	(391)	(391)

Balance - September 30, 2003	6	1	1	(13,421)	(391)	(13,810)
Stock split – April 30, 2004	569	-	-	-	-	-
Shares issued for cash at $0.003
per share – December 22, 2003	2,874,365	2,875	6,018	-	-	8,893
Shares issued for cash at $0.003
per share – April 30, 2004	1,466,220	1,466	3,211	-	-	4,677
Shares issued for consulting at
$0.003 per share – August 26,
2004	939,139	939	2,008	-	-	2,947
Loss for the period	-	-	-	(144,692)	-	(144,692)
Foreign currency translation
adjustment	-	-	-	-	(2,175)	(2,175)

Balance - September 30, 2004	5,280,299	5,281	11,238	(158,113)	(2,566)	(144,160)
Shares issued for consulting at
$0.003 per share – November 17,
2004	234,790	235	545	-	-	780
Shares issued for consulting at
$0.003 per share – March 9,
2005	234,791	235	545	-	-	780
Shares issued for consulting at
$0.033 per share – April 26, 2005	68,999	68	2,241	-	-	2,309
Shares issued for debt at $0.033
per share – April 26, 2005	6,181,121	6,181	200,541	-	-	206,722
Loss for the period	-	-	-	(137,972)	-	(137,972)
Foreign currency translation
adjustment	-	-	-	-	(6,517)	(6,517)

Balance - September 30, 2005
- Issued before acquisition	12,000,000	12,000	215,110	(296,085)	(9,083)	(78,058)
Acquisition of Coloured Industry
Limited
- Recapitalization - September 30,
2005 (Note 1)	5,677,660	5,678	23,887	-	-	29,565

Balance - September 30, 2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 2b
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency –
Continued
US Funds
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Balance Forward - September 30,
2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)
Shares issued in exchange for
debt at $0.25 per share –
February 28, 2006	340,000	340	87,570	-	-	87,910
Shares issued in exchange for
debt at $0.25 per share –
February 28, 2006	4,000	4	1,020	-	-	1,024
Shares issued for CI Technology at
$0.25 per share – February 28,
2006 (Note 4a)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for Mobile Warrior
Technology at $0.25 per share –
February 28, 2006 (Note 4b)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for cash at $0.25
per share – March 9, 2006	202,000	202	50,298	-	-	50,500
Shares allotted for cash at $0.25
per share – June 23, 2006	200,000	200	49,800	-	-	50,000
Loss for the period	-	-	-	(3,212,658)	-	(3,212,658)
Foreign currency translation
adjustment	-	-	-	-	(2,528)	(2,528)

Balance – June 30, 2006	30,423,660	$30,424	$3,415,685	$(3,508,743)	$(11,611)	$(74,245)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 3
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

	For the	For the		For the	Cumulative From
	Nine Months	Three Months	For the	Three Months	Incorporation
	Ended	Ended	Nine Months	Ended	(May 2, 2003 to
	June 30,	June 30,	Ended	June 30,	June 30,
	2006	2006	June 30, 2005	2005	2006)
General and Administrative
Expenses
Intellectual properties (Note 4)	$3,000,000	$-	$-	$-	$3,000,000
Accounting and auditing	99,137	18,627	7,946	3,249	172,695
Legal	68,839	20,983	936	-	69,764
Consulting fees	12,369	3,507	23,212	6,996	73,666
Rent	7,992	2,739	4,096	(2,668)	29,952
Amortization	7,104	2,435	2,496	2,496	12,038
Filing fees	5,344	5,344	-	-	5,344
Information technology	3,260	1,334	10,891	1,485	19,630
Transfer agent fees	1,915	1,915	-	-	1,915
Salaries and wages	1,874	-	40,777	10,903	104,170
Office and miscellaneous	40	-	1,871	-	5,134
Travel	-	-	2,410	(617)	6,248
Advertising	-	-	-	-	1,890
Total General and
Administrative Expenses	3,207,874	56,884	94,635	21,844	3,502,446

Loss from Operations	(3,207,874)	(56,884)	(94,635)	(21,844)	(3,502,446)

Other Income (Expense)
Interest income (expense)	(3,654)	(265)	217	217	(5,381)
Foreign exchange loss	(1,130)	(1,130)	-	-	(1,130)
Miscellaneous income	-	10	-	(218)	214

Loss for the Period	$(3,212,658)	$(58,269)	$(94,418)	$(21,845)	$(3,508,743)

Loss per Share – Basic and
Diluted	$(0.14)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	23,277,638	30,223,660	6,587,661	9,968,037

Comprehensive Loss
Loss for the period	$(3,212,658)	$(58,269)	$(94,418)	$(21,845)	$(3,508,743)
Foreign currency translation
adjustment	(2,528)	(1,592)	(8,907)	(683)	(11,611)
Total Comprehensive Loss for
the Period	$(3,215,186)	$(59,861)	$(103,325)	$(22,528)	$(3,520,354)

Comprehensive Loss per
Share	$(0.14)	$(0.00)	$(0.02)	$(0.00)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 4
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			Cumulative From
	For the Nine	For the Nine	Incorporation
	Months Ended	Months Ended	(May 2, 2003) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Operating
Loss for the period	$(3,212,658)	$(94,418)	$(3,508,743)
Items not involving an outlay of cash:
Amortization	7,104	2,495	12,038
Shares for consulting services	-	3,869	6,816
Accrued interest	2,429	-	2,429
Shares for intellectual property	3,000,000	-	3,000,000
Changes in non-cash working capital items:
Accounts receivable	-	1,513	-
Prepaid expenses	-	(1,472)	-
Accounts payable	67,317	36,669	67,561
Accrued liabilities	(22,638)	(9,298)	19,706
	(158,446)	(60,642)	(400,193)

Investing
Acquisition of rights and technology	-	(19,368)	(28,403)
Cash acquired on purchase of Emcor
Holdings Inc.	-	-	127,705
	-	(19,368)	99,302
Financing
Advances from related parties	9,202	1,843	9,202
Amounts due to related parties	-	9,980	33,959
Loan payable to related party	-	(150,110)	-
Convertible loan	1,000	-	1,000
Loans payable	-	206,722	206,722
Share issuances and allotments for cash	100,500	-	114,072
	110,702	68,435	364,955
Effect of exchange rate changes on cash	(2,598)	(8,907)	(11,681)
Net Increase (Decrease) in Cash	(50,342)	(20,482)	52,383
Cash - Beginning of period	102,725	23,606	-
Cash - End of Period	$52,383	$3,124	$52,383

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Please refer to Note 10 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern

Organization

Emcor Holdings Inc. (the “Company” or "Emcor") was incorporated on April 5, 2005 under the laws of the State of Nevada. On December 8, 2005, the Company changed its name to Coloured (US) Inc.

By letter of intent dated April 18, 2005 and Share Exchange Agreement ("Agreement") dated May 23, 2005, amended on June 30, 2005 with Coloured Industry Limited ("Coloured"), a United Kingdom corporation, wherein Emcor agreed to issue to the shareholders of Coloured 12,000,000 Emcor shares in exchange for the 2,087,000 shares that constituted all the issued and outstanding shares of Coloured. On September 30, 2005, Coloured completed the reverse acquisition under a Stock Exchange Agreement (“RTO”) with Emcor. Immediately before the date of the RTO, Emcor had 100,000,000 shares authorized and 5,677,660 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,087,000 issued and outstanding shares of common stock of Coloured were exchanged for 12,000,000 shares of Emcor, on an approximately 5.75 to 1 basis.

Immediately after the RTO, the management of Coloured took control of the board and officer positions of Emcor, constituting a change of control. Because the former owners of Coloured gained control of Emcor, the transaction would normally have been considered a purchase by Coloured. However, since Emcor was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Coloured and the issuance of stock by Coloured (represented by the outstanding shares of Emcor) for the assets and liabilities of Emcor. The value of the net assets of Emcor acquired by Coloured is the same as their historical book value, being $29,565. At the date of the acquisition, the balance sheet of Emcor was as follows:

Cash	$97,213
Due from Coloured Industry Limited	30,492
Total Assets	$127,705

Accrued liabilities	$12,635
Accrued interest	505
Promissory note payable	85,000
Total Liabilities	$98,140

Net Assets	$29,565

Coloured was incorporated May 2, 2003 and is a technology and marketing company, headquartered in London, England. The major assets of Coloured are the licenses to market the Mobile Warrior Technology (Note 4b) and Colour Industry Technology (Note 4a).

The Company is a marketer and developer of electronic mobile entertainment services. The Company currently has an agreement for the sale of certain electronic mobile entertainment services for both the private and public sectors.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern - Continued

The Company is targeting owners of mobile phones world-wide, typically in the age range of 14 – 25 years and intends to market its services via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” Under the direct users strategy the technology is offered to corporate clients with a customer base of mobile phone owners covering such operations as portals, media houses and TV channels. The partnership/re-seller strategy is focused on establishing a world-wide distribution network through agents who promote the electronic services utilising operators in their local markets. The objective of employing these strategies is to utilise channels that have the ability to reach high volumes of end customers.

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a working capital deficiency of $90,680, an accumulated deficit of $3,508,743 and has incurred an accumulated operating cash flow deficit of $400,193. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements, except as noted below. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as at September 30, 2005.

Basis of Consolidation

These unaudited interim consolidated financial statements include the accounts of Coloured Industry Limited since its incorporation on May 2, 2003 and Coloured (US) Inc. since the reverse acquisition on September 30, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

2.	Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

3.	Rights and Technology

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

By option agreement dated May 25, 2004, the Company paid, in 2004, $9,035 (GPB 5,000) for an option to acquire a software licence for the mobile platform known as ARTE. The agreed upon purchase price was $44,018 (GBP 25,000). On November 8, 2004, the Company exercised its option and signed an agreement to purchase the license for a reduced consideration of $19,368 (GBP 11,000), which was paid during the year ended September 30, 2005. The Company amortizes the software on a straight-line basis over the estimated useful life of three years as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	June 30,	September 30,
	Cost	Amortization	2006	2005

Rights and Technology	$28,403	$11,968	$16,435	23,469

4.	Agency Exploitation Agreements and Intellectual Properties

a)

By agency exploitation agreement dated August 6, 2003, between the Company and the majority stockholder of the Company, the Company is allowed to use, deal with and exploit the intellectual property rights to use five text message based SMS (Short Messaging Service) software applications, called the “Colour Industry Technology”. On February 28, 2006, the Company purchased the intellectual property and the agency exploitation agreement was cancelled.

By agreement dated January 31, 2006, the Company acquired on February 28, 2006 the Colour Industry Technology by issuing 6,000,000 common shares. The value assigned was $1,500,000, being equal to the most recent share transaction of the Company of $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

b)

By letter of assignment of the agency exploitation agreement dated September 20, 2004 between the Company and a third party, the Company can exploit a technology that provides a location based mobile role-playing game using a SMS, called the “Mobile Warrior Technology”. On February 28, 2006, the Company purchased the intellectual property from a third party and the assignment of agency exploitation agreement was cancelled.

By agreement dated January 31, 2006, the Company acquired on February 28, 2006, from an unrelated third party, the Mobile Warrior Technology by issuing 6,000,000 common shares. The value assigned was $1,500,000 being equal to the most recent share transaction of the Company of $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

5.	Promissory Notes Payable

a)

During the year ended September 30, 2005, the Company received $85,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand.

b)

During the current period, the Company received $1,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand.

By agreement dated February 28, 2006, the Company entered into debt conversion agreements whereby the Company agreed to issue 344,000 common shares valued at $0.25 per share in full settlement of the $86,000 promissory notes payable plus related interests.

6.	Capital Stock

a)

All share information presented in these financial statements relating to share transactions taking place prior to September 30, 2005 has been, for clarity, restated to reflect the approximately 5.75 to 1 ratio based upon the 12,000,000 shares issued on September 30, 2005 to acquire the 2,087,000 shares of Coloured Industry Limited (Note 1).

	b)	In the year of incorporation, the Company issued 6 shares of common stock for total cash consideration of $2.

	c)	During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis.

	d)	During the year ended September 30, 2004, the Company issued 4,340,585 of common stock for a total consideration of $13,570.

e)

During the current period, the Company issued Nil (September 30, 2005 – 469,581) of common stock to the managing director for consulting and employment services (Note 7b). The shares were recorded, at $Nil (September 30, 2005 - $1,560), being the fair value at the time of the issuance.

f)

During the current period, the Company issued Nil (September 30, 2005 – 57,499) of common stock to an unrelated party for six months of public relation services. The shares were recorded at $Nil (September 30, 2005 - $1,923), being the fair value at the time of the issuance.

g)

During the current period, the Company issued Nil (September 30, 2005 – 5,750) of common stock to an unrelated party for six months of consulting services. The shares were recorded at $Nil (September 30, 2005 - $193), being the fair value at the time of issuance.

h)

During the current period, the Company issued Nil (September 30, 2005 – 5,750) of common stock to an unrelated party for consulting services. The shares were recorded at $Nil (September 30, 2005 - $193), being the fair value at the time of issuance

	i)	By agreement dated April 26, 2005, the Company issued 6,181,121 common shares in full settlement of $206,722 of debt owed to the majority shareholder.

j)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Colour Industry Technology from a related party. The value assigned was $1,500,000, being equal to the most recent share transaction of the Company of $0.25 per share (Note 4a).

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

6.	Capital Stock - Continued

k)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Mobile Warrior Technology. The value assigned was $1,500,000 being equal to the most recent share transaction of the Company of $0.25 per share (Note 4b).

	l)	By agreement dated February 28, 2006, the Company issued 344,000 in full settlement of $86,000 of promissory notes payable plus related interests (Note 5).

	m)	By agreement dated March 9, 2006, the Company issued 202,000 shares to The Outlander Trust for total cash consideration of $50,500.

	n)	On June 23, 2006, the Company allotted 200,000 common shares for a total cash consideration of $50,000 to an unrelated party.

	o)	There were no warrants or stock options granted during the current period and none were outstanding as at June 30, 2006 and September 30, 2005.

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $43,161 (September 30, 2005 - $33,959) are non-interest bearing and due on demand. Included in amounts due to related parties are $25,144 (September 30, 2005 - $24,405) owing to a corporate shareholder, $88 (September 30, 2005 - $87) owing to the Managing Director, and $7,031 (September 30, 2005 - $6,823) and $10,898 (September 30, 2005 - $2,644) owing to two separate companies with directors in common with a corporate shareholder of the Company.

b)

By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,721 common shares. When the Company accepted a take- over offer, the balance of the 1,408,721 shares were issued. During the current period, $1,826 (June 30, 2005 - $37,889) was paid to the Managing Director, of which $1,826 (June 30, 2005 - $36,328) was in cash and $Nil (June 30, 2005 - $1,561) was in share consideration.

	c)	During the current year the Company paid or accrued the following fees:

		i)	$Nil (June 30, 2005 - $3,744) for accounting and $Nil (June 30, 2005 - $936) for legal to a company that is a corporate shareholder of the Company; and

		ii)	$7,992 (June 30, 2005 - $Nil) for rent to a company with a director in common with a corporate shareholder of the Company.

	d)	By agreement dated January 31, 2006, the Company acquired on February 28, 2006, from its majority stockholder, the Colour Industry Technology by issuing 6,000,000 common shares (Note 4a).

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

8.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $348,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $210,000 which may be carried forward until 2026 and used to reduce taxable income of future years. Details of future income tax assets:

	June 30,	September 30,
Future income tax assets:	2006	2005
Net operating losses	$558,000	$345,800
Effective US and UK corporate tax rates	32%	32%

Non-capital tax loss	$175,987	$105,775
Valuation allowance	(175,987)	(105,775)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.	Segmented Information

Details on a geographic basis as at June 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$20,307	$48,511	$68,818
Loss for the period	$(52,023)	$(3,160,635)	$(3,212,658)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$28,981	$97,213	$126,194
Loss for the period	$(137,972)	$-	$(137,972)

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

10.	Non-Cash transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
	For the Nine	For the Nine	from Incorporation
	Months Ended	Months Ended	(May 2, 2003) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Shares issued for acquisition of Coloured
Industry Limited	$-	$-	$29,565
Shares issued to related party for debt	$-	$206,722	$206,722
Shares issued for consulting services	$-	$3,869	$6,816
Shares issued to unrelated parties for debt	$88,934	$-	$88,934
Shares issued for intellectual property	$3,000,000	$-	$3,000,000

Acquisition of assets and liabilities of Emcor
Holdings Inc.:
Due from Coloured Industry Limited	$-	$-	$30,492
Accrued liabilities	$-	$-	$12,635
Interest accrual	$-	$-	$505
Promissory notes payable	$-	$-	$85,000

11.	Subsequent Events

On July 3, 2006, the Company allotted 200,000 common shares for a total cash consideration of $50,000 to an unrelated party.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2006.

Overview of Our Business

We were incorporated on April 5, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Coloured Industry Limited ("Coloured UK"), located in the United Kingdom. Our principal executive office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1189 and our fax number is +44(0)20 7031 1199.

We are the owner of six mobile games designed to be played on GSM-network mobile phones using the Short Message Service (“SMS”) features of these phones. The SMS short message service refers to an industry adopted standard for sending and receiving text messages to and from mobile telephones and other mobile devices. Our games are played entirely via regular text messages sent back and forth between players via the servers on which our games are stored. Text messages are relatively short and easily translated into virtually any language.

All of our games are multi-player games which allow players to interact with and play against others located in the player’s vicinity. And all of our games support optional value-added features such as location-based services (LBS) where the actual location of each player has an effect of the outcome, and Multimedia Messaging Services (MMS) which facilitates the inclusion of graphics in each text message. Players send their commands to our server by way of text message. Our server receives the messages, integrates the commands within the context of the game being played, and automatically sends responses by text message to each player. Three of our games will utilize support from our website, where players may check their individual playing statistics, view high scores and get tips and strategies on improving their skills. Our mobile games may also be played without the LBS feature for networks which do not support it.

The primary target market for our games are teenage and young adult mobile phone users. Our games have been designed with the objective that they are quick to learn, enjoyable to play and may be played in a relatively short period of time over many sessions. Text messages are relatively short and easily translated into a variety of languages for distribution into major foreign language markets. Each of our games has been fully developed and is ready for commercial deployment. We plan further developments to these games as our future resources permit. Specifically, we plan to develop software, which players may choose to download onto mobile phones which support the technology, that will enable our games to integrate more advanced graphics and video into our games in a way that will further increase their playability.

We intend to market and distribute our games through a number of different “gateway owners”, or companies that sell mobile phone products and services to the general public. Gateway owners include wireless network providers (such as Vodafone, Orange, T-Mobile, Sprint), Internet portals (MSN and Lycos) and media companies that publish or distribute products in which mobile services are generally advertised (Bertelsmann and Bonnier). To assist us in marketing our games to these gateway owners, we have established and intend to build relationships with various agents and resellers located in Europe, America and Asia whom we intend to partner with to distribute our games worldwide. We intend to expand our dealings to include gateway owners in North America and eventually South America and Australasia. Each of these regions has shown growth in the use of text-messaging among mobile phone users in recent years.

We have not earned revenues to date. Our plan of operations is, as described below, to partner with gateway owners, either directly or indirectly through third party resellers, in the marketing and distribution of our mobile games.

Plan Of Operations

We plan to exploit our mobile games in their present form. While our strategy in each geographic market will vary according to a number of factors including the maturity of the local mobile gaming market and the telecom infrastructure available, our overall objective is to establish greater awareness of our mobile games in each marketplace in order to generate initial revenues. We plan to achieve this objective by undertaking sales and marketing campaigns in each market directed at local gateway owners. We will also continue creating relationships with strategic partners/resellers in different markets where we have few direct contacts. We also anticipate proceeding with the continued enhancement of our mobile games with a view to increasing their features and functionality.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

1.

We plan to intensify our sales and marketing efforts for our applications and games with the objective of securing sales to gateway owners and entering into further agreements with resellers. We anticipate that marketing activities will be carried throughout the course of the next twelve months. We anticipate that we will spend approximately $7,000 per month on sales and marketing activities during the next twelve months, for a total anticipated expenditure of $84,000.

2.

We anticipate spending approximately $20,000 over the next twelve months on the development of new features for our mobile games, which may include one or more of those as outlined in our registration statement on Form SB-2, as filed with the SEC, under the heading "Current Status Development and Future Plans".

3.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

4.

We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

As at June 30, 2006, we had cash reserves of $52,383 and a working capital deficit of $90,680. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $259,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We completed an additional financing in the amount of $100,000 in June and July 2006 through the sale of 400,000 shares of our common stock in a transaction completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Proceeds of $50,000 from this financing were received subsequent to June 30, 2006. As a result of this financing, we believe that we have sufficient financing to sustain our operations until the end of our current fiscal year.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations for three more months without additional financing. We believe that we will require substantial additional financing in order to commercialize our mobile games in order to earn revenues that exceed our operating expenses.

We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock. We may also seek to obtain additional financing in the forms of loans from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We plan to approach our principal shareholders with the objective of securing loans by the end of the current fiscal year. Even if we are able to secure a loan from one of our principal shareholders or promoters, we anticipate that the amount of the financing will not be sufficient to enable us to sustain our business operations significantly beyond the end of our current fiscal year. If we do not obtain the necessary additional financing, we will be forced to abandon our plan of operations and our business activities.

Our principal risks include the following:

  We have only been conducting our business operations for a short period of time, during which period our activities have been limited to organization and development activities, and we have not achieved any revenues to date from our mobile games or from sales of SMS text messages created from users playing our games.

  Our business plan to market and sell our mobile games and to generate revenues from sales of SMS text messages created while playing these games is unproven. Accordingly, there is no assurance that we will be able to commercialize our mobile games and achieve revenues through the marketing and sales efforts that we plan to undertake.

  As we have no revenues and very limited funds, we will require additional funding in order to proceed with our plan of operations and there is no assurance that we will obtain this financing.

  There is no assurance that we will be able to enter into arrangements with mobile operators or other gateway owners in who will license our mobile games for fees based on SMS text messages generated by users playing our games.

  Even if we are successful in obtaining additional financing, there is no assurance that we will achieve revenues that will exceed our operating costs and result in us being able to sustain our business operations and achieve profitability.

You should read the “Risk Factors” section of our registration statement on Form SB-2, filed with the SEC on April 24, 2006, as amended, prior to investing in our common stock.

Presentation Of Financial Information

Effective September 30, 2005, we acquired 100% of the issued and outstanding shares of Coloured UK by issuing 12,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of Coloured UK has been accounted for as a reverse acquisition, since the acquisition resulted in the former shareholders of Coloured UK owning the majority of our issued and outstanding shares. Because Emcor Holdings Inc. (now Coloured (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by Coloured UK accompanied by a recapitalization. Under the rules governing reverse acquisition accounting, the results of operations of Coloured (US) Inc. are included in our consolidated financial statements effective September 30, 2005. Our date of inception is the date of inception of Coloured UK, being May 2, 2003, and our financial statements are presented with reference to the date of inception of Coloured UK. Financial information relating to periods prior to September 30, 2005 is that of Coloured UK.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

Our functional currency is pounds sterling (“₤”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

(i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)	equity at historical rates; and

(iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Results Of Operations – Nine Months Ended June 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on September 30, 2006. References to fiscal 2005 and fiscal 2004 are to our fiscal years ended September 30, 2005 and 2004, respectively.

					Cumulative
	For the	For the		For the	From
	Nine Months	Three Months	For the	Three Months	Incorporation
	Ended	Ended	Nine Months	Ended	(May 2, 2003 to
	June 30,	June 30,	Ended	June 30,	June 30,
	2006	2006	June 30, 2005	2005	2006

Revenue	$0	$0	$0	$0	$0
General and Administrative
Expenses
Intellectual properties	$3,000,000	$-	$-	$-	$3,000,000
Accounting and auditing	99,137	18,627	7,946	3,249	172,695
Legal	68,839	20,983	936	-	69,764
Consulting fees	12,369	3,507	23,212	6,996	73,666
Rent	7,992	2,739	4,096	(2,668)	29,952
Amortization	7,104	2,435	2,496	2,496	12,038
Filing fees	5,344	5,344	-	-	5,344
Information technology	3,260	1,334	10,891	1,485	19,630
Transfer agent fees	1,915	1,915	-	-	1,915
Salaries and wages	1,874	-	40,777	10,903	104,170
Office and miscellaneous	40	-	1,871	-	5,134
Travel	-	-	2,410	(617)	6,248
Advertising	-	-	-	-	1,890
Total General and
Administrative Expenses	3,207,874	56,884	94,635	21,844	3,502,446

Loss from Operations	(3,207,874)	(56,884)	(94,635)	(21,844)	(3,502,446)

Other Income (Expense)
Interest income (expense)	(3,654)	(265)	217	217	(5,381)
Foreign exchange loss	(1,130)	(1,130)	-	-	(1,130)
Miscellaneous income	-	10	-	(218)	214

Loss for the Period	$(3,212,658)	$(58,269)	$(94,418)	$(21,845)	$(3,508,743)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Intellectual Property

We expensed the intellectual property associated with our Coloured mobile games acquired in the first nine months of fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Accounting and Auditing

Our accounting and auditing expenses are attributable to the preparation and audit of our financial statements. Accounting and auditing expenses increased during the three and nine months periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our audited annual and unaudited financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing of a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during the three and nine months periods ending June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC.

Consulting Fees

Consulting fees decreased from $23,212 for the first nine months of fiscal 2005 to $12,369 for the first nine months of fiscal 2006 owing mainly to our taking over the hosting of our mobile games (other than Mobile Warrior, which is still hosted by TrackWell) from Blue Factory in fiscal 2005. Consulting fees decreased to $3,507 for the three months ended June 30, 2006 compared to $6,996 for the three months ended June 30, 2005. The decrease resulted from the elimination of hosting services required from Blue Factory.

Rent

Our rent expenses increased to $7,992 for the first nine months of fiscal 2006 compared to $4,096 for the first nine months of fiscal 2005. Our rent expenses increased to $2,739 for the three months ended June 30, 2006 compared to a deficit of $2,668 for the three months ended June 30, 2005. This was attributable to a refund received in July 2005 from Citibase PLC, our former landlord. Our contract with Citibase was replaced with our agreement with Azuracle in July 2005.

Amortization

We incurred $7,104 in amortization expenses for the first nine months of fiscal 2006 compared to $2,496 for the first nine months of fiscal 2005 as a result of our commencing the amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Filing Fees

Filing fees during the three and nine months periods ending June 30, 2006 were incurred in connection with our corporate regorganization and our filing of a registration statement with the SEC.

Information Technology

Office and information technology expenses include website development and the provision of hosting services for the Coloured Mobile Games. Office and information technology expenses declined significantly during the three and nine month periods ended June 30, 2006 compared to the comparable periods for fiscal 2005 due to the completion of our website design services as described in our registration statement on Form SB-2 as filed with the SEC under this same heading.

Transfer Agent Fees

We incurred $1,915 in transfer agent fees during the first nine months of fiscal 2006 with respect to our appointment of Pacific Stock Transfer Company as our transfer agent and the disbursements incurred by our transfer agent with respect to the issuance of shares to our stockholders.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. Effective October 1, 2005, Mr. Brannvall has agreed not to take any salary until such time as we secure an arrangement with a gateway owner to provide our Coloured mobile games which has the potential to generate earnings for us.

Our salaries and wages decreased to $1,874 for the first nine months of fiscal 2006 compared to $40,777 for the first nine months of fiscal 2005. Our salaries and wages decreased to $nil for the three months ended June 30, 2006 compared to $10,903 for the three months ended June 30, 2005. The reduction in salaries and wages for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 resulted primarily from Mr. Brannvall ceasing to draw a salary from us since October 2005.

Office and Miscellaneous

Our office and miscellaneous expenses decreased to $40 for the first nine months of fiscal 2006 compared to $1,871 for the first nine months of fiscal 2005. The decrease was attributable to the completion of our website design services as described under Information Technology above which resulted in the decrease in our office administration activities.

Travel and Advertising

Our travel and promotion expenses decreased substantially to $nil during the first nine months of fiscal 2006 from the first nine months of fiscal 2005 due to our determination not to conduct sales and marketing and publicity activities during fiscal 2006, other than those activities carried on by Lars Brannvall as our sole executive officer.

Loss from Operations

Our loss for the first nine months of fiscal 2006 increased significantly from the first nine months of fiscal 2005 as s result of our increased business activity, particularly our costs attributable to filing a registration statement with the SEC, and our write down of intellectual property.

Liquidity And Capital Resources

We had cash of $52,383 and working capital deficit of $90,680 as at June 30, 2006, compared to cash of $102,725 and a working capital deficit of $71,962 as at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from the Coloured Mobile Games, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above. We completed an additional financing in the amount of $100,000 in June and July 2006 through the sale of 400,000 shares of our common stock in a transaction completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Proceeds of $50,000 from this financing were received subsequent to June 30, 2006. As a result of this financing, we believe that we have sufficient financing to sustain our operations until the end of September 2006.

Cash used in Operating Activities

We used cash of $158,446 in operating activities during the first nine months of fiscal 2006 compared to cash used of $60,642 in operating activities during the first nine months of 2005.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2006 compared to cash used of $19,368 in investing activities during the first nine months of fiscal 2005

Cash used in investing activities during the first nine months of fiscal 2005 was attributable to the acquisition of certain rights and technology.

Cash from Financing Activities

We generated cash of $110,702 from financing activities during the first nine months of fiscal 2006 compared to cash of $68,435 generated from activities during the first nine months of 2005. These financing activities included (i) a private placement of 202,000 shares of our common stock at a price of $0.25 per share for total proceeds of $50,500 on March 13, 2006; (ii) a private placement of 200,000 shares of our common stock at a price of $0.25 per share for total proceeds of $50,000 on June 26, 2006; (iii) an advance of $9,202 from certain related parties; and (iv) a convertible loan of $1,000 with a creditor.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We completed an offering of 400,000 shares of our common stock at a price of $0.25 per share to two purchasers on June 29, 2006 and on July 3, 2006. Each investor purchased 200,000 shares for proceeds of $50,000. Accordingly, proceeds of $50,000 from this financing were received subsequent to June 30, 2006. The total proceeds from this offering were $100,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2006.

Item 5.                Other Information

None

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

Exhibit
Number	Description of Exhibit

5.1(1)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

Exhibit
Number	Description of Exhibit

10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:	/s/ Lars Brannvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer
Date: August 31, 2006