Form 10KSB
period 2006-09-30
COLOURED (US) INC.
filed 2007-01-04
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 000-52140

COLOURED (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London,
England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1189

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$2,810,661.75

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,623,660 shares of common stock as of December 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COLOURED (US) INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2006

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I

Item 1.                Description of Business

Overview

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

Our Corporate Organization

We were incorporated on April 5, 2005 as Emcor Holdings Inc. under the laws of the state of Nevada. On the date of our incorporation, we appointed Sharon Cocker as our President, Secretary, Treasurer and sole director. Sharon Cocker is also one of our promoters. Ms. Cocker participated in a private placement of our securities on April 8, 2005, purchasing 500,000 shares at a price of $0.001 per share for total proceeds of $500.

We entered into a letter of intent to acquire all of the issued and outstanding shares of Coloured UK on April 18, 2005. The letter of intent contemplated our acquisition of Coloured UK subject to our raising a minimum of $200,000, which was subsequently reduced by amendment to $125,000. In furtherance of this requirement and in order to enable us to negotiate a definitive share purchase agreement, we completed a private placement of 4,500,000 shares of our common stock at a price of $0.01 per share for proceeds of $45,000 on May 31, 2005.

We entered into a definitive share exchange agreement with Coloured UK and the shareholders of Coloured UK, including Mr. Lars Brannvall, our sole director and executive officer, on May 23, 2005, as amended on June 30, 2005. The share exchange agreement originally contemplated a closing date of June 30, 2005. The closing date was extended by agreement in order to provide Coloured UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

During the period from our incorporation to the date of our acquisition of Coloured UK, we were engaged in completing our corporate organization and our initial financings. We acquired all of the issued and outstanding shares of Coloured UK pursuant to the share exchange agreement on September 30, 2005 in consideration of the issue of an aggregate of 12,000,000 shares of our common stock to the shareholders of Coloured UK. Upon completion of this share exchange transaction, Mr. Brannvall was issued 1,408,720 shares of our common stock in exchange for his shares in Coloured UK. Coloured Industry Inc. (“CII”), one of our principal shareholders, was issued 9,947,292 shares of our common stock. Outlander Management Ltd. (“Outlander Management”), a private corporation that provided administrative services to Coloured UK, was issued 574,992 shares of our common stock. Concurrent with closing, Coloured UK’s managing director, Lars Brannvall, was appointed as our sole executive officer and director to replace Sharon Cocker. CII subsequently transferred 4,175,000 shares to four of the selling shareholders named herein in private transactions.

We completed a private placement of 677,660 shares of our common stock at a price of $0.05 per share on September 30, 2005 for total proceeds of $33,883. This financing completed concurrently with our acquisition of Coloured UK.

On February 28, 2006, we acquired the intellectual property rights to our six mobile games concurrently from CII and ABS Capital by separate asset purchase agreements, both dated January 31, 2006, for total consideration of 12,000,000 shares of our common stock, one-half to each of CII and ABS Capital. Concurrent with the completion of this acquisition, CII transferred 6,000,000 shares of our common stock to The Coloured Industry Technology Partnership 2 LLP as part of its arrangement to re-acquire five of the six mobile games from The Coloured Technology Partnership 2 LLP. At this same time, ABS Capital transferred its 6,000,000 shares of our common stock to The Mobile Warrior Technology Partnership LLP as part of its own arrangement to re-acquire the sixth mobile game from The Mobile Warrior Technology Partnership LLP. Concurrent with these acquisitions, we converted $86,000 in outstanding loans into 344,000 shares of our common stock at a price of $0.25 per share.

On March 13, 2006, we issued 202,000 shares of our common stock in a private placement at a price of $0.25 per share for gross proceeds of $50,500.

Ms. Cocker, Mr. Brannvall, CII and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business.

Corporate Organization of Coloured UK

Incorporation

Coloured UK was incorporated in the United Kingdom on May 2, 2003. The founding shareholders of Coloured UK were CII, Outlander Management Ltd. and four businessmen including Lars Brannvall, the managing director of Coloured UK and our sole director and officer. CII is a private Antiguan corporation that is now one of our principal shareholders. Outlander Management is a private corporation that is now one of our shareholders.

Ownership and Licensing of the Coloured Mobile Games

Mobile Warrior

One of our six mobile games, entitled Mobile Warrior, was developed by TrackWell Software, a mobile software development company located in Iceland. TrackWell is a third party that is also at arm’s length to both ourselves and ABS Global Capital Inc. ABS Global Capital Inc. acquired the rights to the Mobile Warrior game in March 2003. ABS Global Capital Inc. subsequently sold the intellectual property rights to Mobile Warrior game to The Mobile Warrior Technology Partnership LLP, also in March 2003. The Mobile Warrior Technology Partnership then entered into an agency exploitation agreement, as described below, with LDC Network (“LDC Network”) on March 31, 2003. LDC Network assigned its rights under that agreement to Coloured UK effective April 2, 2004.

Remaining Games

The five remaining mobile games to which we currently hold the rights were originally developed by BF Studios AB of Sweden (“Blue Factory”). Blue Factory is a third party that is also at arm’s length to both ourselves and CII. CII acquired the five mobile games in March 2003 and subsequently sold the five mobile games to The Coloured Industry Technology Partnership LLP, also in March 2003. The Coloured Technology Partnership LLP then granted a license on August 6, 2003 to Coloured UK to exploit those intellectual property rights.

Each of the licenses held by Coloured UK as described above was terminated on February 28, 2006, upon our acquisition of the games as described below.

Agency Exploitation Agreements

Mobile Warrior

LDC Network entered into an agency exploitation agreement on March 31, 2003 with The Mobile Warrior Technology Partnership LLP. Under the agency exploitation agreement, LDC Network was appointed as the agent of the licensee for the purpose of undertaking the commercial exploitation of the license rights. LDC Network was obligated to carry out the commercial exploitation of the mobile warrior technology platform and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. The Mobile Warrior Technology Partnership LLP agreed to pay to LDC Network an amount equal to 25% of the net profit of the partnership derived from the exploitation of these license rights. LDC Network Limited did not realize any gross income from the exploitation of the mobile warrior technology platform during the term of the agency exploitation agreement.

LDC Network assigned its rights under that agreement to Coloured UK effective April 2, 2004. Coloured UK did not realize any gross income from the exploitation of the mobile warrior technology platform during the balance of the term of the agency exploitation agreement.

The agency exploitation agreement was terminated on February 28, 2006 concurrently with our acquisition of the Mobile Warrior game.

Remaining Games

Coloured UK entered into an agency exploitation agreement on August 6, 2003 with The Coloured Industry Technology Partnership LLP. Under the agency exploitation agreement, Coloured UK was appointed as the agent of the licensee for the purpose of undertaking the commercial exploitation of the license rights. Coloured UK was obligated to carry out the commercial exploitation of the five mobile software games and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. The Coloured Industry Technology Partnership LLP agreed to pay to Coloured UK an amount equal to 25% of the net profit of the partnership derived from the exploitation of these license rights. Coloured UK did not realize any gross income from the exploitation of the mobile warrior technology platform during the term of the agency exploitation agreement. The agency exploitation agreement was terminated on February 28, 2006 concurrently with our acquisition of the intellectual property rights to the five mobile software games.

Acquisition of the Coloured Mobile Games

Mobile Warrior

We purchased the intellectual property rights to the Mobile Warrior game from ABS Capital on February 28, 2006 pursuant to an intellectual property asset purchase agreement between us and ABS Capital dated January 31, 2006. This acquisition followed the concurrent re-acquisition by ABS Capital of the Mobile Warrior game from The Mobile Warrior Technology Partnership LLP. We issued 6,000,000 shares of our common stock to ABS Capital in consideration of the transfer to us of the Mobile Warrior game. ABS Capital in turn transferred these 6,000,000 shares of our common stock to The Mobile Warrior Technology Partnership LLP in connection with its concurrent acquisition of the Mobile Warrior game from The Mobile Warrior Technology Partnership LLP. This transfer was completed pursuant in accordance with Rule 903 of Regulation S of the Securities Act of 1933. The Mobile Warrior Technology Partnership LLP is a limited liability partnership that is at arm’s length to ABS Capital Inc. The Mobile Warrior Technology Partnership LLP became one of our principal shareholders as a result of the completion of these transactions.

Remaining Games

We purchased the intellectual property rights to the remaining five Coloured Mobile Games from CII on February 28, 2006 pursuant to an intellectual property asset purchase agreement between us and CII dated January 31, 2006. This acquisition followed the concurrent re-acquisition by CII of these five mobile games from The Coloured Industry Technology Partnership 2 LLP. We issued 6,000,000 shares of our common stock to CII in consideration of the transfer to us of these five mobile games. CII in turn transferred these 6,000,000 shares of our common stock to The Coloured Industry Technology Partnership 2 LLP in connection with its concurrent acquisition of these five mobile games from The Coloured Industry Technology Partnership 2 LLP. This transfer was completed pursuant in accordance with Rule 903 of Regulation S of the Securities Act of 1933. The Coloured Industry Technology Partnership 2 LLP is a limited liability partnership that is at arm’s length to CII. The Coloured Industry Technology Partnership 2 LLP became one of our principal shareholders as a result of the completion of these transactions.

Initial Financing of Coloured UK

Coloured UK’s initial corporate activities were funded by CII. Coloured UK entered into a loan agreement dated October 8, 2003 with CII whereby CII agreed to extend a secured loan facility to Coloured UK in the maximum amount of ₤120,000 ($199,211.16, based on the foreign exchange rate on October 8, 2003 of $1.6601: ₤1.0000) . As at April 26, 2005, Coloured UK’s outstanding debt to CII under the secured loan facility was ₤108,450 ($206,722, based on a foreign exchange rate on April 26, 2005 of $1.9062: ₤1.0000) . Coloured UK and CII entered into a debt settlement agreement on April 26, 2005 whereby the outstanding debt was settled by the issuance to CII of 1,075,000 Ordinary A shares in the capital of Coloured UK at a deemed value of ₤0.1009 per share. CII subsequently exchanged these shares for 6,181,121 shares of our common stock upon completion of the share exchange agreement on September 30, 2005.

Outlander Management Contract

Outlander Management entered into a service agreement with Coloured UK on August 4, 2004 whereby Outlander Management provided administrative, legal administration and financial services, and marketing and sales support and advice to Coloured UK. The purpose of the services agreement was to enable Coloured UK to obtain administrative and related services that would enable Coloured UK to pursue its business without incurring all of these costs directly. The administrative services included the use of shared office space. Legal administration services included maintaining Coloured UK’s registered office, providing the services of a company secretary and making statutory filings. Financial services include bookkeeping and maintaining management accounts and statutory accounts. Coloured UK paid to Outlander Management an amount equal to ₤500 per month ($980.00 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) in consideration for the provision of these services.

The Outlander management contract was terminated on June 30, 2005, at which time we entered into a new management contract with Azuracle, as described below.

Azuracle Management Contract

We entered into a management contract with Azuracle on July 1, 2005 concurrent with the termination of the Outlander Management service agreement described above. Under the Azuracle management contract, Azuracle provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services. Presently, Azuracle is charging us a monthly management fee of ₤500 per month ($980.00 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . Additional legal administration, financial, marketing and sales, meeting room, stationary and information technology support services are to be provided by Azuracle upon our request, at agreed upon rates.

Industry Background

Text messaging (SMS) was created during the late 1980s to work with GSM (Global System for Mobile Communications), the digital technology which is the basis for most modern cell phones. This technology was defined as the standard in 1989 by the European Telecommunications Standards Institute (ETSI). It is widely believed that the first SMS was sent in December of 1992 from a personal computer to a mobile phone on the Vodafone GSM network in the United Kingdom. In 1994, SMS became a commercially available product to mobile subscribers. Today there are GSM networks in approximately 220 countries worldwide.

In Europe, SMS was quickly adopted as an effective means of communicating between two parties, and as a less expensive alternative to voice calls. The youth market was the fastest adopter of SMS. Mass-market acceptance grew quickly as the user base expanded beyond the youth segment. The European success with SMS-services spread to the rest of the wireless world in the nineties, and was soon adopted in most markets. The last large region to adopt the concept of messaging has been North America, but the growth in numbers of messages sent in the US and Canada has been similar to the European experience. The tremendous growth of SMS around the world is the result of high growth in mobile penetration in most markets, general adoption of the concept among a broad range of user groups and the launch of value-added services. Consumers worldwide have accepted SMS as an alternative to direct voice communication, and the greatest usage of traffic is generated by consumer applications.

SMS has also offered opportunities to strengthen customer loyalty and generate significant additional revenue streams through the development of other SMS services, including personalized ring tones, games and simple information requests such as weather reports.

The mobile gaming market is evolving as many mobile operators are offering third party service providers such as ourselves access to the location of their users in a similar manner that they provided third parties access to their networks for sending SMS text messages or supplying mobile phone ringtones.

Market for the Coloured Mobile Games

Text messaging and game-playing are two of the most popular uses of today’s mobile phones. Recently, mobile phone users have seen the introduction of games that utilize the SMS features of their phones. We believe that the market for location-based SMS mobile gaming is poised for substantial growth. Our multi-player, location-based SMS games are intended to represent the next level in the development of this market. Our games offer users a more interactive experience and the opportunity to become part of an online community.

The Coloured SMS-Based Mobile Games

The Company’s goal is to provide SMS-based mobile entertainment to owners of mobile phones on the GSM networks. Our software consists of multi-player, location based mobile action and role-playing games. We currently own six such mobile games, each of which is fully developed and ready for market. Our mobile games are hosted on two different servers. Mobile Warrior is hosted by agreement on a server owned by TrackWell, the Icelandic company that developed this game. The other five mobile games we own are hosted on our own server which is located in space rented from Internet Border Technologies AB, a Swedish computing services company. These games feature location-based service (LBS) technology which allows users the ability to play the games against other registered players located in the user’s vicinity. The physical location of the user therefore has a direct impact on the ongoing play of the game. The result is a new dimension of interactivity in game play through a web-based community of similar users. A graphical representation of the connections between the servers and a player’s mobile phone is as follows:

LDT (Location Determination Technology) in the diagram refers to software which permits the player to utilize the LBS features of our games. This service is provided to companies providing mobile phone services such as ours. The SMS-C gateway is the connection point between our server and a particular player’s wireless network provider (represented by the GSM Network in the above diagram). The SMS-C gateway provides a number of services, in particular the regulation of the transfer of text messages to mobile phones via the wireless network provider. There are a number of companies that aggregate gateway connections to the SMS-C’s, ensuring a single point of access to a global network of SMS gateways and wireless network providers.

All our games are played entirely by text messages sent between players via our servers, and do not require any software to be downloaded onto a player’s mobile phone. Players do not have any direct communication with each other, protecting each player’s identity and privacy, while still having a completely interactive experience through the game. To illustrate, each player will go through the following series of steps:

1.

Once a player has registered by text message or on the Internet to play a game, they are sent a text message containing the telephone number to the server on which that particular game is stored and a key code for the game. When the player wishes to play, they send a text message through their operator’s network to our server via a phone number provided to the player. The key code indicates what game the player wants to play.

2.

This text message, including LBS information about the player’s location, is received by our server. Depending on what message the player has sent, that player’s location, and the presence and number of other potential players in the vicinity, the server responds accordingly and sends a response to the player’s mobile phone.

3.	This message triggers another message to be sent by the mobile phone user.

The games drive revenue-generation through the use of text messages by the players who are charged by their wireless network provider for the text messages they send, a portion of which we intend to receive by agreement with the gateway owner through which the player registered to play.

Our games have been designed with the objective that they are quick to learn, each requiring only the memorization of a few simple commands which they communicate by text message to our servers, and enjoyable to play. The user can access registration and support information either through their mobile phone or, for most of our games, on the Internet. Several of the games are designed to enable each user to enjoy the added benefit of joining and interacting with a community of users with similar game-playing interests. Our games can also support Multimedia Messaging Service (MMS) technology, which will eventually allow the addition of sound, graphics and even video to our existing games.

Overview of our Games

We currently hold the rights to six mobile multiplayer games, which are briefly described below:

Flirtylizer

Flirtylizer allows a user to send pre-set text messages to another user’s mobile phone to allow chat with another user they know without that other user knowing the identity of the person sending the message.

The receiver gets a text message informing him or her that someone they know is flirting with them, and they must correctly guess the sender’s identity in order to have it revealed. Both parties then receive a message confirming that the receiver has correctly guessed the identity of the sender.

Voodolizer

Voodolizer provides a casual spin on the idea behind Flirtylizer. The receiver will get text message “spell” saying that something will happen to their mobile phone (for example, all the phone numbers stored in the receiver’s mobile phone will be deleted) unless the receiver can “throw the spell” by guessing the sender’s identity with a text message. If the guess is correct, both parties are informed that the spell has been lifted.

Banana Battle

Banana Battle is a simple duelling game where players must hit their opponents with a banana by guessing the distance between themselves and their opponents by text message. Players send their guess as to their distance to the other player by text message, with the computer automatically sending back responses after each throw (hit or miss), until one player correctly guesses the distance and hits their opponent, ending the game.

Get Nessie!

Players of Get Nessie! try to become the top ranked scientist by catching the Loch Ness Monster. Doing so requires a player to send text messages containing coordinates for the placement of sonar buoys in the lake in which Nessie lives and analyzing the data that comes back from the server via text message. The lake is full of things other than Nessie, and a player has a choice of several actions they may take with the information received, such as attempting to take pictures of whatever they find or try catching it. Players can check our website at any time to see the latest news on their progress in the hunt.

Mobile Warrior

Mobile Warrior is a battle game set in the Viking era. Players initially register and create a character for the game on our website, choosing their weapons and armour from a list provided. The player then sends a simple text message to our server when they want to play the game. The LBS feature of the game determines what other potential players are located in the sender’s vicinity, and our server communicates this information to the sender by a text message. Players can then choose whom they wish to challenge to a duel by sending a text message back to the server, which then informs the player chosen. That player may then choose whether or not they wish to play at that time. If they decline, they will lose points and drop in the overall ranking of players playing the game. If they accept, the game begins and both players attempt to defeat the other with attack commands sent by text message to the server. Battles generally consist of between five and eight text messages per player. Outcomes depend on a number of factors including each player’s weapons, armour, experience, choice of commands and other such factors.

Players collect points by winning battles, which they may redeem on our website for better weapons and armour. The game is supported by our website on which players can check their ranking against other players, see the results of other battles and change their weapons, armour and other features of their characters.

Hunters & Collectors

Hunters & Collectors is a “soft” battle game where players duel each other with weapons such as sticks and water balloons. It is similar to Mobile Warrior in the manner in which players register and play, but with a less battle-like tone. Players initially register and create a character for the game on our website, and then challenge and battle players in the same manner as with Mobile Warrior. This game is also supported by a website on which players can check their ranking against other players and see the results of other battles.

Development of Our Mobile Games

Our mobile games were all developed during the period from 2000-2002. Mobile Warrior was developed by TrackWell Software and continues to be hosted on their server by agreement with us, while the others were developed by the Swedish company Blue Factory. Each development company sought distribution for the games they developed. Blue Factory’s games were available in 2001 and 2002 to mobile phone users in Europe through a number of operators including Vodafone, T-Mobile (UK and Germany), Telia (Sweden), i100 (Hong Kong), TIM (Italian), and Sonera Zed (Finland). None of the games achieved widespread commercial success; we believe this was due to a variety of factors, including the lack of an existing LBS infrastructure among mobile operators, the market’s relative unfamiliarity with MMS technology and under-funded marketing efforts.

On April 2, 2004, Coloured UK was assigned an agency exploitation agreement for the intellectual property rights relating to the sixth Coloured Mobile Game, Mobile Warrior. On August 6, 2003, Coloured UK entered into an agency exploitation agreement whereby it undertook to commercially exploit five of the six Coloured Mobile Games on behalf of The Coloured Technology Partnership. Lars Brannvall was hired as managing director of Coloured UK effective August 15, 2003 with a view to establishing a commercially viable sales and marketing plan for the distribution and sales of our mobile games. At the time Coloured UK acquired the rights to exploit our mobile games, the games were fully developed and ready for commercial roll-out.

Current Status of Development and Future Plans

Each of our games is currently fully developed and ready for commercial roll-out.

In 2004, we commissioned SIA Limited, a UK-based software developer, to develop a test version of a software program that could be downloaded onto the mobile phone of anyone playing our Mobile Warrior game. This program utilizes the advanced MMS graphics capabilities that most mobile phones currently support to add graphics to Mobile Warrior. Rather than typing their text messages into their phones, players will be able to choose their commands from a list. Players will also see graphical representations of their characters, and other such features that will enhance their playing experience. The test program was successful, and we intend to add this feature to Mobile Warrior as we secure additional funding.

We also intend to have the most popular of our games translated into languages suitable for other foreign markets once we have secured the necessary funding. Our initial plans call for translations of one or more of the Coloured Mobile Games into Spanish, German and French.

We do not have the internal ability to carry out any software development work on our mobile games should we decide in the future that such work is necessary. We anticipate engaging SIA Limited for any future software development work we might decide to undertake. We presently do not have any agreements with SIA Limited in place for any current or future software development work.

Our Business Model

Our success will depend on our ability to establish a distribution network for our games. Due to the high cost and relatively low efficiency of marketing directly to our target market, we intend to approach gateway owners serving mobile markets, either directly or through third party resellers and agents who will leverage their industry contacts to sell our games in exchange for a portion of the revenues generated from text messages sent in connection with our games. This approach is illustrated below:

While we plan to pursue gateway owners as part of our plan of operations, we are in the early stages of the commercialization of our games. Accordingly, there is no assurance that our business model will be successful. Further, we may elect to change our business model in response to our success or lack of success in pursuing commercialization of our games.

Gateway Owners

Gateway owners include wireless network providers (such as Vodafone, Orange, T-Mobile, Sprint), Internet portals (MSN and Lycos) or other specialized websites which provide content for mobile phone users for which they have revenue-sharing agreements with various wireless network providers (MonsterMob), and a variety of media companies that may produce television programs or publish or distribute newspapers, websites or other forms of media in which mobile products and services are generally advertised (Bertelsmann and Bonnier). In addition to mobile phone service, these gateway owners provide or advertise a wide range of products and services to our target market, including ringtones and games, and in doing so have established themselves as destinations for members of our target market looking for entertainment to use with their mobile phones.

Under our business model, gateway owners would agree to distribute our games through their particular media and would be responsible for the marketing of our games to their customers. If the gateway owner in question is not a wireless network provider, they would also be responsible for setting up the billing arrangements with the wireless network providers they deal with. Gateway owners promote their products and services in a variety of ways. We expect that the primary methods through which our games would be marketed would be print and Internet advertisements. Although we expect that the precise terms of the agreements will vary, our objective is to secure fees that would be not less than 25% of the revenue derived from text messages generated through the playing of our games.

Resellers

Given the early stage of development we are at and because of the time and expense required in marketing directly to gateway owners, we intend to use agents and third party resellers to market our games at their own cost to gateway owners while we build an internal sales force. Under this business model, the goal of our resellers would be to enter into sub-license agreements with gateway owners located in their particular territory. Those sub-license agreements would specify the division of the fees received from each text message sent in connection with our games between the gateway owner and the reseller.

Through Coloured UK, we have entered into a number of reseller agreements with agents and resellers located around the world. Each of these agreements grants the reseller in question non-exclusive rights (unless otherwise specified) to a particular market territory. The agreements also contain standardized terms setting out the rights and obligations of each reseller, and specify any applicable set-up costs and the fees to be paid to Coloured UK by the reseller in connection with the use of our games. All the agreements are for a term of one year from the date they were signed, and are automatically renewed for additional one year periods unless otherwise terminated by either party. Details of the unique terms of the individual agreements are as follows:

1.	Reseller: Tele-Publishing UK Ltd. (also known as G8wave)
Territory: United Kingdom
Fees: Reseller will pay Coloured UK ₤0,05 (USD$0.1 based on a foreign exchange rate on
December 27, 2006 of $1.96:£1.00) per text message sent.
2.	Reseller: iTech Solutions India PVT Ltd
Territory: India and the Indian Subcontinent
Fees: Reseller will pay Coloured UK a fee to be agreed upon per text message sent.
3.	Reseller: Mobiletones Asia Pte Ltd.
Territory: Asia, excluding Singapore
Fees: Reseller will pay Coloured UK 50% of the revenue generated from our mobile games.
Coloured UK has the right to reject any sub-license agreement which the reseller proposes to enter into.
4.	Reseller: Nostromo ICT
Territory: Czech Republic
Fees: Reseller will pay Coloured UK 25% of the charge to the customer per text message sent (a minimum of 0,625 CZK (USD$0.03 based on a foreign exchange rate on December 27, 2006) per text message).
5.	Reseller: Mtertainment Korea
Territory: Asia, with exclusivity in Singapore
Fees: Reseller will pay Coloured UK 30% of the revenue generated from our mobile games.
6.	Reseller: Mobile Minds
Territory: Hungary, Slovakia, Czech Republic and Pakistan
Fees: Reseller will pay Coloured UK a fee to be agreed upon per text message sent
7.	Reseller: Net People International Inc.
Territory: Latin America (South & Central America), Mexico and the Caribbean
Fees: Reseller will pay Coloured UK 50% of the revenue generated from our mobile games.
8.	Reseller: Mobilkraft
Territory: Sweden
Fees: Reseller will pay Coloured UK a fee to be negotiated per text message sent.
9.	Reseller: Mocondi Ltd.
Territory: No specific territory.
Fees: Reseller will pay Coloured UK a fee to be agreed upon per text message sent. Coloured UK has the right to reject any sub-license agreement which the reseller proposes to enter into.
10.	Reseller: Voicelock Ltd. (also known as Trust5)
Territory: United Kingdom & Ireland
Fees: Reseller will pay Coloured UK fees generated from our games, to be based upon a model to be agreed upon.
11.	Reseller: Tracebit Ltd.
Territory: Worldwide
Fees: Reseller will pay Coloured UK 50% of the revenue generated from our games.

To date, we have not been successful in generating any revenues from these reseller agreements.

We also have a marketing co-operation agreement through Coloured UK with Ericsson AB under which Ericsson has agreed to provide us with access to their Ericsson Mobility World members network, as well as introductions to potential customers and invitations to participate with them in various marketing events. We have agreed to pay Ericsson 15% of the gross revenues generated from the use of our games by their customers. The agreement was signed on May 14, 2004 and runs for a period of two years with automatic renewals until terminated by either party. We intend to continue seeking such strategic partnerships for the distribution of our games worldwide.

Marketing Strategy

Overview

We plan to implement a sales and marketing strategy with the objective of signing our first distribution agreements with gateway owners for our games. In addition to licensing our games directly to such gateway owners for distribution, we intend to continue our current relationships with various agents and third party resellers to distribute our games to gateway owners with whom they have already established relationships. Once we are able to secure the necessary financing, we plan to begin the process of hiring additional personnel and building an internal sales network for the support of our distribution strategy. There is no guarantee we will secure sufficient funding to build such a network.

Marketing

Our first challenge will be to use our third party resellers to build a base of gamers who play our mobile games. Once this has been achieved, we plan to promote viral marketing efforts with that base of gamers. We recognize that in the gaming community, current players are often the most effective and cost-efficient promoters of the games they enjoy to new players. Because our games are all designed to support multiple players and utilize the concept of gamer communities, we believe they lend themselves very well to this kind of marketing. Our strategy is to encourage gateway owners to use other products and services they promote and sell as prizes for players who successfully encourage others to try our games.

Another cost-effective method of marketing our games is by partnering with resellers to market our games at industry trade shows. These trade shows provide a convenient forum to demonstrate our games to numerous gateway owners as well as explaining to them how our games can be integrated into their current product offering. We expect to have strong support for this idea, as resellers generally seek to offer multi-dimensional product lines appealing to a wide variety of customers at such shows. We have identified trade shows located in a number of European cities in which we would attempt to participate including London, Barcelona, Los Angeles and Singapore.

Pricing and Revenue Generation

Set Up, Adaptation and Installation Costs

We may charge gateway owners fees in connection with the costs of set-up, hosting and maintenance adaptation and installation of our games, as well as for any upgrades of the games or their operations which we may develop in the future. These fees will be dependent on each gateway owner’s environment and requirements. To encourage gateway operators and resellers to offer our games, we do not intend to charge fees which exceed our costs to any large degree.

Revenue-Sharing

We do not anticipate that users of our mobile games will pay us directly to play them, nor is our infrastructure set up to support this. Rather, we will generate revenue through revenue-sharing agreements with gateway operators and resellers based on revenue received by those parties from the text messages generated by players playing our games. There are a number of ways that mobile phone users may be charged for sending text messages while playing our games, but the most common ones will likely be:

1.

Premium SMS (P-SMS): where a gateway owner charges a flat fee per text message sent while playing our games, which fee is generally higher than the cost of text message levied by the wireless network operator; and

2.	Subscription: where a player may send up to an agreed number of text messages during a certain time period, perhaps a week or month, for a set fee.

Our revenue-sharing model is based on SMS messages sent by a player while playing our games, under which we anticipate that we would typically earn a fixed percentage of either the price paid per message or the revenues earned from the number of messages the player is estimated to send during an upcoming time period. These fees are all exclusive of local taxes.

Our Web Site

Our website, www.cimobilegaming.com is intended to provide information on our mobile gaming software solely for gateway owners and resellers/agents, and not for the mobile phone users. We also have a dedicated website for Mobile Warrior, www.mobilewarrior.net, whose players can register to play the game, select and develop their characters and check high scores.

Intellectual Property

We own intellectual property rights including trade secrets and copyright relating to the Coloured Mobile Games. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers.

Trademark Applications

We hold the following trademarks, registered in the United Kingdom, for each of our mobile games:

Game	TM Registration Number	Classes	Filing Date
Banana Battle	2375332	9, 28, 38, 41 and 42	October 7, 2004
Flirtylizer	2375333	9, 28, 38, 41 and 42	October 7, 2004
Get Nessie!	2375334	9, 28, 38, 41 and 42	October 7, 2004
Hunters & Collectors	2375335	9, 28, 38, 41 and 42	October 7, 2004
Voodoolizer	2375336	9, 28, 38, 41 and 42	October 7, 2004
Mobile Warrior	2317126	9, 28, 38, 41 and 42	November 28, 2002

Patents

CII filed for patent protection in the United Kingdom for all of mobile games except for Mobile Warrior as of October 7, 2004. CII was later advised by the UK Patent Office that evidence had been found that the technologies associated with these mobile games appeared to have been in the public domain before the patent applications were filed and that as a result, the patent applications would likely be denied. As a result, a request to withdraw the patent applications was filed effective February 20, 2006. Accordingly, we believe that we will not be able to obtain any patent protection for the Coloured Mobile Games.

Compliance With Government Regulation

We must abide by regulations imposed by government regulatory authorities in deploying our mobile games. Because our mobile games result only in the creation of SMS messages, we believe we will only be subject to rules and regulations pertaining to mobile messaging. The majority of regulations within the telecommunications industry that apply to mobile messaging are created by industry bodies producing codes of conduct that outline the rules that network operators, content providers, carriers, technology providers and advertisers must adhere to when providing telecommunication services to the public. These codes of conduct generally focus on protecting consumers against unwanted SMS messages being delivered to their mobile devices.

We intend to thoroughly investigate the regulations imposed in each jurisdiction in which we intend to expand our business prior to commencing any marketing efforts in such jurisdiction. In some cases, the cost of compliance with a jurisdiction’s regulations may preclude us from providing our services to customers in such jurisdiction.

Competition

The mobile gaming market is a highly competitive but very fragmented marketplace in which no single company holds a dominant share. We believe technology plays the key role in differentiating the types of games available in this marketplace to be played on a mobile phone. As opposed to graphics-based (non-SMS) games which use software that must be downloaded onto a user’s mobile phone, our focus is on the SMS-based gaming sector. The feature of the Coloured Mobile Games which we believe differentiates them from the majority of the other SMS-based mobile games available on the market is the location-based (LBS) feature that integrates a player’s actual physical location relative to other players into play of the game. Of the SMS-based games currently on the market, we believe that there are at present few competitors that can offer multi-player games with the LBS and MMS features present in the Coloured Mobile Games. The following tables list the companies that we believe to be our key competitors in various parts of the world in which we plan to eventually make the Coloured mobile games available.

SMS –Based Games with LBS Capabilities

Company	Game	Description
Mikoishi Studios Pte Ltd.	“Gunslinger”	A multi-player western showdown game. Can be seen as in direct competition with our game “Mobile Warrior”. Currently available only in Singapore.
Mopius	“The Journey”

An adventure game where the player takes the role of a detective finding clues in a virtual world, similar to our “Get Nessie!” game. Available in several languages including English, German and Russian.

Daydream Software AB	“BotFighter”	Another multi-player game. BotFighter was the first LBS mobile game and has been launched in several markets including Sweden and Russia.
Blisterent Entertainment Inc.	“Swordfish” “Torpedo Bay”	A virtual fishing game, similar to our “Get Nessie!” game. A submarine fighting game. Each of these games is available in North America

Unlike the Coloured Mobile Games, each of the games listed in the table above requires the user to first download software to their mobile phone before the game may be played. As a result, each game may not work on all brands and models of mobile phones or all networks.

SMS –Based Games without LBS Capabilities

Company	Game	Description
Cellular Magic S.A	Several games

This company’s primary focus is on offering its own mobile services platform to mobile operators to help them host, sell and deliver services to mobile phone users. Their games are offered as an added service.

Cascata Games Limited	“Reversi”	SMS version of this popular game, it requires the user to first download software to their mobile phone before the game may be played
SMS Prank (website)	Several games	Gives the user the opportunity to send prank SMS messages for which the sender pays by buying credits.

Competitive Strategy

We believe our Coloured Mobile Games and our sales and marketing strategy provide us with several competitive advantages over our competitors which we plan to use to gain market share in this industry.

•

As we host the Coloured Mobile Games on our own servers rather than just licensing the software to gateway owners, we anticipate that we will normally able to provide for gateway owners to begin distributing our mobile games within two to three weeks of reaching a distribution agreement with them.

•

Our mobile games can be delivered in versions without MMS or LBS functions such that we can expand into markets whose networks do not yet have the technology to support these features, such as China, India and Nigeria. Expansion into these markets is dependent only upon having the text messages used to play the games translated into the appropriate language, which can be done relatively easily given the small number of words actually used in each text message.

•

The fact that the Coloured Mobile Games can be played on any GSM phone without the requirement to download unique software (as is the case with most of our competitors) means that we do not require a large technical support division to adapt our mobile games to different types of mobile phones.

•

The reseller agreements currently in place between Coloured and our third party resellers are highly flexible and adaptable to the unique mobile telecommunications “culture” of each market. This gives us the ability to provide the appropriate incentives to each reseller to market our games in the most effective manner in that market.

Since the mobile gaming market is highly fragmented, we believe the primary competitive advantage of the Coloured Mobile Games is the ease with which they can be launched in the majority of existing markets. While our mobile games lack the graphic features of many of our competitors, that factor also gives them the advantage of being compatible with many more types of mobile phones and on more networks of differing technological advancement.

While our current size makes it difficult for us to compete with the service and technical support offered by several of our existing competitors, our mobile games and systems are designed to minimize the amount of technical support necessary. We plan to seek strategic partnerships with companies to whom we can outsource these functions. By securing such partnerships, we believe we will be able to offer a competitive level of service and improve our competitive position within the market.

Our primary strategy upon receiving the additional financing we require is to greatly expand our sales and marketing activities by entering agreements with more third party agents and resellers. We believe our profit-sharing model to be very competitive, offering potential agents and resellers an attractive portion of the revenues from SMS fees and any applicable license fees generated by our mobile games.

Employees

As of the date of this prospectus, we had one part-time employee, namely Mr. Lars Brannvall, our sole director and executive officer.

Research And Development Expenditures

Since inception in May 2003, Coloured UK has not incurred any development costs to date, as all development work carried out by SIA to develop the test software to integrate MMS graphic features into our Mobile Warrior game was done on a revenue-sharing arrangement. The purpose of the software was to demonstrate the feasibility of adding MMS features to our games.

Subsidiaries

We have one wholly-owned subsidiary, namely Coloured UK.

Item 2.                Description of Property

Our executive office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy this premise under a contract with Azuracle Ltd., which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a monthly administration fee that is presently set at £500 ($980 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) per month. The administration contract is not for a defined term. We and Azuracle are each entitled to terminate the contract by delivering not less than one month’s written notice of termination to the other.

Item 3.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended September 30, 2006.

PART II – FINANCIAL INFORMATION

Item 5.                Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board, subject to the effectiveness of the registration statement of which this prospectus forms a part and also subject to the registration of our common stock under section 12(g) of the Securities Exchange Act of 1934, as amended. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As at December 27, 2006, we had sixty-two (62) registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed an offering of 500,000 shares of our common stock at a price of $0.001 per share to Sharon Cocker, our initial director and officer, on April 8, 2005, for total proceeds of $500. We completed this offering pursuant to Section 4(2) of the Securities Act. Sharon Cocker, as our sole officer and director, was in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Sharon Cocker. The 500,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

We completed an offering of 4,500,000 shares of our common stock at a price of $0.01 per share to a total of six purchasers on May 31, 2005. The total proceeds from this offering were $45,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued 12,000,000 shares of our common stock to the former stockholders of Coloured UK, including CII, Outlander and Lars Brannvall, on September 30, 2005, being the closing date of our acquisition of Coloured UK. We completed this offering pursuant to Section 4(2) of the Securities Act. Each of the stockholders of Coloured UK was in possession of sufficient information about us to make an informed investment decision. Each stockholder further represented their intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the stockholders of Coloured UK. CII subsequently transferred 4,175,000 shares to five of the selling shareholders named herein in private transactions, namely Andrés Fernando Ribón, Luz Patricia Galeano, Silvia Maria Hernandez, Yejin Lee and Juhyun Kim. These shares were transferred in “offshore transactions” in accordance with Rule 903 of Regulation S and each selling shareholder executed an investment agreement in favour of us and CII wherein they made various agreements, including the agreement that the shares were “restricted securities” and could not be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. The 12,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to the stockholders of Coloured UK was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. Each stockholder represented to us that the stockholder was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

We completed an offering of 677,660 shares of our common stock at a price of $0.05 per share to a total of 40 purchasers on September 30, 2005. The total proceeds from this offering were $33,883. The closing of this offering was completed concurrently with our acquisition of Coloured UK from the stockholders of Coloured UK. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued an aggregate of 12,000,000 shares of our common stock to CII and ABS Capital on February 28, 2006, being the closing date of our acquisition of our six mobile games from CII and ABS Capital. We completed these offerings pursuant to Section 4(2) of the Securities Act. CII was our largest shareholder at the time of the acquisitions and both CII and ABS Capital were in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to CII or ABS Capital. The 12,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuances of shares to both CII and ABS Capital were completed as “offshore transactions”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. CII and ABS Capital represented to us that neither were U.S. persons, as defined in Regulation S, and neither were acquiring shares for the account or benefit of a U.S. Person. Concurrent with the completion of this issuances, CII transferred 6,000,000 shares of our common stock to The Coloured Industry Technology Partnership 2 LLP as part of its arrangement to re-acquire five of the six mobile games from The Coloured Technology Partnership 2 LLP. At this same time, ABS Capital transferred its 6,000,000 shares of our common stock to The Mobile Warrior Technology Partnership LLP as part of its own arrangement to re-acquire the sixth mobile game from The Mobile Warrior Technology Partnership LLP. Each transfer of shares was completed in reliance of Rule 903 of Regulation S of the Securities Act.

We issued a total of 344,000 shares of our common stock at a price of $0.25 per share in full settlement of the outstanding loans of $86,000 to two investors. The transaction has completed concurrently with our acquisition of the mobile games technology from CII and ABS Capital. We completed these transactions pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each creditor in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 202,000 shares of our common stock at a price of $0.25 per share to one purchaser on March 9, 2006. The total proceeds from this offering were $50,500. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 400,000 shares of our common stock at a price of $0.25 per share to two purchasers, the first on June 23, 2006 and the second on July 3, 2006. The total proceeds from this offering were $100,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6.                Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended September 30, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended September 30, 2006.

Our Plan of Operations

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

As at September 30, 2006, we had cash reserves of $6,695 and a working capital deficit of $128,457. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $297,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since September 30, 2006 and need immediate financing in order for us to continue our operations.

During the twelve month period following the date of this annual report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations for three more months without additional financing. We believe that we will require substantial additional financing in order to commercialize our mobile games in order to earn revenues that exceed our operating expenses. We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock. We may also seek to obtain additional financing in the forms of loans from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We plan to approach our principal shareholders with the objective of securing loans by the end of the current fiscal year. Even if we are able to secure a loan from one of our principal shareholders or promoters, we anticipate that the amount of the financing will not be sufficient to enable us to sustain our business operations until such time as we can generate significant revenues from operations. If we do not obtain the necessary additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Years Ended September 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year ended September 30, 2006. References to fiscal 2005 are to our fiscal year ended September 30, 2005.

			Cumulative
			From
			Inception
	Year Ended	Year Ended	(May 2, 2003)
	September 30,	September 30,	to September
	2006	2005	30, 2006
	(Audited)	(Audited)	(Audited)
General and Administrative Expenses:
Intellectual properties	$3,000,000	$-	$3,000,000
Accounting and auditing	136,503	36,819	210,061
Legal	82,635	925	83,560
Consulting fees	34,697	26,497	95,994
Filing fees	11,217	-	11,217
Rent	10,806	6,824	32,766
Amortization	9,605	4,934	14,539
Information technology	3,567	11,839	19,937

			Cumulative
			From
			Inception
	Year Ended	Year Ended	(May 2, 2003)
	September 30,	September 30,	to September
	2006	2005	30, 2006
	(Audited)	(Audited)	(Audited)
Transfer agent fees	2,015	-	2,015
Salaries and wages	1,900	45,373	104,196
Office and miscellaneous	41	1,660	5,135
Travel	-	2,382	6,248
Advertising	-	-	1,890
Total General and Administrative
Expenses	3,292,986	137,253	3,587,558
Loss from Operations	(3,292,986)	(137,253)	(3,587,558)
Other Income (Expense):
Interest expense	(4,508)	(933)	(6,235)
Foreign exchange loss	(2,867)	-	(2,867)
Miscellaneous income	-	214	214
Loss for the Year	$(3,300,361)	$(137,972)	$(3,596,446)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Intellectual Property

We expensed the intellectual property associated with our Coloured mobile games acquired in fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Accounting and Auditing

Our accounting and auditing expenses are attributable to the preparation and audit of our financial statements. Accounting and auditing expenses increased during fiscal 2006 compared to fiscal 2005 as a result of our completing our audited annual and unaudited interim consolidated financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing of a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during fiscal 2006 compared to fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC.

Consulting Fees

Consulting fees increased during fiscal 2006 from fiscal 2005 owing mainly to consulting fees paid during the year to DeBondo Capital Limited, a related party.

Filing Fees

Filing fees during fiscal 2006 were incurred in connection with our corporate reorganization and our filing of a registration statement with the SEC.

Rent

Our rent expenses increased to $10,806 for fiscal 2006 compared to $6,824 for fiscal 2005. Our contract with Citibase was replaced with our agreement with Azuracle in July 2005.

Amortization

We incurred $9,605 in amortization expenses for fiscal 2006 compared to $4,934 for fiscal 2005 as a result of our commencing the amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Information Technology

Information technology expenses include website development and the provision of hosting services for the Coloured Mobile Games. Information technology expenses declined significantly during fiscal 2006 compared to fiscal 2005 due to the completion of our website design services as described above under “Description of Business”.

Transfer Agent Fees

We incurred $2,015 in transfer agent fees during fiscal 2006 with respect to our appointment of Pacific Stock Transfer Company as our transfer agent and the disbursements incurred by our transfer agent with respect to the issuance of shares to our stockholders.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. Effective November 1, 2005, Mr. Brannvall has agreed not to take any salary until such time as we secure an arrangement with a gateway owner to provide our Coloured mobile games which has the potential to generate earnings for us.

Our salaries and wages decreased to $1,900 for fiscal 2006 compared to $45,373 for fiscal 2005. The reduction in salaries and wages for fiscal 2006 compared to fiscal 2005 resulted primarily from Mr. Brannvall ceasing to draw a salary from us since November 2005.

Office and Miscellaneous

Our office and miscellaneous expenses decreased to $41 for fiscal 2006 compared to $1,660 for fiscal 2005. The decrease was attributable to the completion of our website design services as described under Information Technology above which resulted in the decrease in our office administration activities.

Travel and Advertising

Our travel and promotion expenses decreased substantially to $nil during fiscal 2006 from fiscal 2005 due to our determination not to conduct sales and marketing and publicity activities during fiscal 2006, other than those activities carried on by Lars Brannvall as our sole executive officer.

Loss from Operations

Our loss for fiscal 2006 increased significantly from fiscal 2005 as a result of our increased business activity, particularly our costs attributable to filing a registration statement with the SEC, and our write off of intellectual property.

Liquidity and Financial Resources

We had cash of $6,695 and a working capital deficiency of $128,457 as at September 30, 2006, compared to cash of $102,725 and a working capital deficit of $71,962 as at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $190,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $297,000 order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $274,434 in operating activities during fiscal 2006 compared to cash used of $108,723 in operating activities during fiscal 2005.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during fiscal 2006 compared to cash used of $19,368 and cash acquired of $127,705 in investing activities during fiscal 2005.

Cash acquired and used in investing activities during fiscal 2005 were attributable to the completion of our acquisition of Coloured UK and the acquisition of rights and technology, respectively.

Cash from Financing Activities

We generated cash of $183,577 from financing activities during fiscal 2006 compared to cash of $86,022 generated from activities during fiscal 2005. These financing activities included (i) a private placement of 202,000 shares of our common stock at a price of $0.25 per share for total proceeds of $50,500 on March 9, 2006; (ii) a private placement of 200,000 shares of our common stock at a price of $0.25 per share for total proceeds of $50,000 on June 23, 2006; (iii) a private placement of 200,000 shares of our common stock at a price of $0.25 per share for total proceeds of $50,000 on July 3, 2006; and (iv) a convertible loan of $1,000 with a creditor.

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

Item 7.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Coloured (US) Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

COLOURED (US) INC.

(Doing Business as CI Mobile Gaming)

(Formerly Emcor Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

US FUNDS

F-i

Report of Independent Registered Public Accounting Firm

To the Stockholders of Coloured (US) Inc.:

We have audited the accompanying consolidated balance sheets of Coloured (US) Inc. (the “Company”) as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (May 2, 2003) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (May 2, 2003) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006	CHARTERED ACCOUNTANTS

Coloured (US) Inc.	Statement 1
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2006	2005
Current
Cash	$6,695	$102,725
Accounts receivable	509	-
VAT receivable	3,490	-
	10,694	102,725

Rights and Technology (Note 3)	14,981	23,469
	$25,675	$126,194

LIABILITIES
Current
Accounts payable	$42,328	$244
Accrued liabilities	30,787	54,979
Accrued interest	-	505
Promissory note payable (Note 5a)	-	85,000
Due to related parties (Note 7)	66,036	33,959
	139,151	174,687
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 30,623,660 (2005 – 17,677,660)
- Statement 2	30,624	17,678
Additional paid-in capital - Statement 2	3,465,485	238,997
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss - Statement 2	(13,139)	(9,083)
Deficit – Accumulated during the development stage – Statement 2	(3,596,446)	(296,085)
	(113,476)	(48,493)
	$25,675	$126,194

- See Accompanying Notes -

Coloured (US) Inc.	Statement 2
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Deficiency
Shares issued for cash at $0.33
per share - May 2, 2003	6	$1	$1	$-	$-	$2
Loss for the year	-	-	-	(13,421)	-	(13,421)
Foreign currency translation
adjustment	-	-	-	-	(391)	(391)

Balance - September 30, 2003	6	1	1	(13,421)	(391)	(13,810)
Stock split – April 30, 2004	569	-	-	-	-	-
Shares issued for cash at $0.003
per share – December 22, 2003	2,874,365	2,875	6,018	-	-	8,893
Shares issued for cash at $0.003
per share – April 30, 2004	1,466,220	1,466	3,211	-	-	4,677
Shares issued for consulting at
$0.003 per share – August 26,
2004	939,139	939	2,008	-	-	2,947
Loss for the year	-	-	-	(144,692)	-	(144,692)
Foreign currency translation
adjustment	-	-	-	-	(2,175)	(2,175)

Balance - September 30, 2004	5,280,299	5,281	11,238	(158,113)	(2,566)	(144,160)
Shares issued for consulting at
$0.003 per share – November 17,
2004	234,790	235	545	-	-	780
Shares issued for consulting at
$0.003 per share – March 9,
2005	234,791	235	545	-	-	780
Shares issued for consulting at
$0.033 per share – April 26, 2005	68,999	68	2,241	-	-	2,309
Shares issued for debt at $0.033
per share – April 26, 2005	6,181,121	6,181	200,541	-	-	206,722
Loss for the year	-	-	-	(137,972)	-	(137,972)
Foreign currency translation
adjustment	-	-	-	-	(6,517)	(6,517)

Balance - September 30, 2005
- Issued before acquisition	12,000,000	12,000	215,110	(296,085)	(9,083)	(78,058)
Acquisition of Coloured Industry
Limited
- Recapitalization - September 30,
2005 (Note 1)	5,677,660	5,678	23,887	-	-	29,565

Balance - September 30, 2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 2 - Continued
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency – Continued
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Deficiency
Balance Forward - September 30,
2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)
Shares issued in exchange for
debt at $0.25 per share –
February 28, 2006 (Note 5)	340,000	340	87,570	-	-	87,910
Shares issued in exchange for
debt at $0.25 per share –
February 28, 2006 (Note 5)	4,000	4	1,020	-	-	1,024
Shares issued for Colour Industry
Technology at $0.25 per share –
February 28, 2006 (Note 4a)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for Mobile Warrior
Technology at $0.25 per share –
February 28, 2006 (Note 4b)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for cash at $0.25
per share – March 9, 2006	202,000	202	50,298	-	-	50,500
Shares issued for cash at $0.25
per share – June 23, 2006	200,000	200	49,800	-	-	50,000
Shares issued for cash at $0.25
per share – July 3, 2006	200,000	200	49,800	-	-	50,000
Loss for the year	-	-	-	(3,300,361)	-	(3,300,361)
Foreign currency translation
adjustment	-	-	-	-	(4,056)	(4,056)

Balance – September 30, 2006	30,623,660	$30,624	$3,465,485	$(3,596,446)	$(13,139)	$(113,476)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 3
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	(May 2, 2003)
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2006	2005	2006
General and Administrative Expenses
Intellectual properties (Note 4)	$3,000,000	$-	$3,000,000
Accounting and auditing	136,503	36,819	210,061
Legal	82,635	925	83,560
Consulting fees	34,697	26,497	95,994
Filing fees	11,217	-	11,217
Rent	10,806	6,824	32,766
Amortization	9,605	4,934	14,539
Information technology	3,567	11,839	19,937
Transfer agent fees	2,015	-	2,015
Salaries and wages	1,900	45,373	104,196
Office and miscellaneous	41	1,660	5,135
Travel	-	2,382	6,248
Advertising	-	-	1,890
Total General and Administrative Expenses	3,292,986	137,253	3,587,558
Loss from Operations	(3,292,986)	(137,253)	(3,587,558)
Other Income (Expense)
Interest expense	(4,508)	(933)	(6,235)
Foreign exchange loss	(2,867)	-	(2,867)
Miscellaneous income	-	214	214
Loss for the Year	$(3,300,361)	$(137,972)	$(3,596,446)

Loss per Share – Basic and Diluted	$(0.13)	$(0.02)

Weighted Average Shares Outstanding	25,131,430	8,328,351

Comprehensive Loss
Loss for the year	$(3,300,361)	$(137,972)	$(3,596,446)
Foreign currency translation adjustment	(4,056)	(6,517)	(13,139)
Total Comprehensive Loss for the Year	$(3,304,417)	$(144,489)	$(3,609,585)

Comprehensive Loss per Share	$(0.13)	$(0.02)

- See Accompanying Notes -

Coloured (US) Inc.	Statement 4
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	(May 2, 2003)
	Year Ended	Year Ended	To
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating
Loss for the year	$(3,300,361)	$(137,972)	$(3,596,446)
Items not involving an outlay of cash:
Amortization	9,605	4,934	14,539
Shares for consulting services	-	3,869	6,816
Interest expense on promissory notes	2,429	-	2,429
Shares for intellectual properties (Note 4)	3,000,000	-	3,000,000
Changes in non-cash working capital items:
Accounts receivable	(509)	1,513	(509)
VAT receivable	(3,490)	-	(3,490)
Prepaid expense	-	2,068	-
Accounts payable	42,084	244	42,328
Accrued liabilities	(24,192)	16,621	18,152
	(274,434)	(108,723)	(516,181)
Investing
Acquisition of rights and technology	-	(19,368)	(28,403)
Cash acquired on purchase of Emcor Holdings
Inc. (Note 1)	-	127,705	127,705
	-	108,337	99,302
Financing
Amounts due to related parties	32,077	29,410	66,036
Loan from related party	-	56,612	206,722
Promissory note (Note 5b)	1,000	-	1,000
Share issuances for cash	150,500	-	164,072
	183,577	86,022	437,830
Effect of foreign currency translation on rights
and technology (Note 3)	(1,117)	-	(1,117)
Effect of exchange rate changes on cash	(4,056)	(6,517)	(13,139)
	(5,173)	(6,517)	(14,256)

Net Increase (Decrease) in Cash	(96,030)	79,119	6,695
Cash - Beginning of year	102,725	23,606	-
Cash - End of Year	$6,695	$102,725	$6,695

Income Taxes Paid	$-	$-	$-
Interest Paid	$(95)	$-	$(95)

Please refer to Note 10 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

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

The Company is a marketer and developer of electronic mobile entertainment services. The Company currently has agreements for the sale of certain electronic mobile entertainment services for both the private and public sectors.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

1.	Organization and Going Concern – Continued

Organization - Continued

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company hasa working capital deficiency of $128,457, an accumulated deficit of $3,596,446 and has incurred an accumulated operating cash flow deficit of $516,181 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Consolidation

These consolidated financial statements include the accounts of Coloured Industry Limited since its incorporation on May 2, 2003 and Coloured (US) Inc. since the reverse acquisition on September 30, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

	b)	Fiscal Period

The Company’s fiscal year ends on September 30.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

	d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

	e)	Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	f)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

	g)	Intellectual Property

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized. Instead, each of these assets is tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately.

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	h)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

	i)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

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

	j)	Foreign Currency Translations

The Company’s functional currency is pounds sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)	Non-monetary assets and liabilities, and equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)	Equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	k)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the accompanying statements of operations.

	l)	Shipping and Handling Charges

Shipping and handling costs are included in cost of sales in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs.”

	m)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

	n)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, VAT receivable, accounts payable and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	o)	Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties.

	p)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

	q)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and United States (Note 9).

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	r)	Stock-Based Compensation

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

	s)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

	t)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006 and 2005. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

	u)	Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity (deficiency) at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	v)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet.

	w)	Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. As at the current period-end, the Company does not have any capital lease obligations. Payments under operating leases are expensed as incurred.

	x)	Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	x)	Recently Adopted Accounting Standards – Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	x)	Recently Adopted Accounting Standards – Continued

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period- specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

3.	Rights and Technology

By option agreement dated May 25, 2004, the Company paid in 2004, $9,035 (GPB 5,000) for an option to acquire a software licence for the mobile platform known as ARTE. The agreed upon purchase price was $44,018 (GBP 25,000). On November 8, 2004, the Company exercised its option and signed an agreement to purchase the license for a reduced consideration of $19,368 (GBP 11,000), which was paid during the year ended September 30, 2005. The Company amortizes the software on a straight- line basis over the estimated useful life of three years as follows:

		Effect of		Net Book	Net Book
		Foreign		Value	Value
		Currency	Accumulated	September 30,	September 30,
	Cost	Translation	Amortization	2006	2005

Rights and Technology	$28,403	$1,117	$(14,539)	$14,981	$23,469

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

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

a)

During the year ended September 30, 2005, the Company received $85,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand. As at September 30, 2006, a total of $2,910 in interest has been settled.

b)

During the current year, the Company received $1,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand. As at September 30, 2006, a total of $24 in interest has been settled.

By agreements dated February 28, 2006, the Company entered into debt conversion agreements whereby the Company agreed to issue 344,000 common shares valued at $0.25 per share in full settlement of the $86,000 promissory notes payable plus related interest.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

6.	Capital Stock

a)

All share information presented in these financial statements relating to share transactions taking place prior to September 30, 2005 has been, for clarity, restated to reflect the approximately 5.75 to 1 ratio based upon the 12,000,000 shares issued on September 30, 2005 to acquire the 2,087,000 shares of Coloured Industry Limited (Note 1).

	b)	In the year of incorporation, the Company issued 6 shares of common stock for total cash consideration of $2.

	c)	During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis.

	d)	During the year ended September 30, 2004, the Company issued 4,340,585 of common stock for total cash consideration of $13,570.

e)

During the year ended September 30, 2004, the Company issued 939,139 common shares to the Managing director for consulting and employment services. The shares were recorded at $2,947, being the fair value at the time of issuance (Note 7b).

f)

During the prior year, the Company issued 469,581 common shares to the Managing director for consulting and employment services. The shares were recorded at $1,560, being the fair value at the time of issuance (Note 7b).

g)

During the prior year, the Company issued 57,499 shares of common stock to an unrelated party for six months of public relation services. The shares were recorded at $1,923, being the fair value at the time of the issuance.

h)

During the prior year, the Company issued 5,750 shares of common stock to an unrelated party for six months of consulting services. The shares were recorded at $193, being the fair value at the time of issuance.

	i)	During the prior year, the Company issued 5,750 shares of common stock to an unrelated party for consulting services. The shares were recorded at $193, being the fair value at the time of issuance

	j)	During the prior year and by agreement dated April 26, 2005, the Company issued 6,181,121 common shares in full settlement of $206,722 of debt owed to the majority shareholder.

	k)	By agreement dated February 28, 2006, the Company issued 344,000 in full settlement of $86,000 of promissory notes payable plus related interest (Note 5).

l)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Colour Industry Technology from a related party. The value assigned was $1,500,000, being equal to the most recent share transaction of the Company of $0.25 per share (Note 4a).

m)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Mobile Warrior Technology. The value assigned was $1,500,000 being equal to the most recent share transaction of the Company of $0.25 per share (Note 4b).

	n)	By agreement dated March 9, 2006, the Company issued 202,000 shares to an unrelated party for total cash consideration of $50,500.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

6.	Capital Stock

	o)	On June 23, 2006, the Company issued 200,000 common shares for total cash consideration of $50,000 to an unrelated party.

	p)	On July 3, 2006, the Company issued 200,000 common shares for total cash consideration of $50,000 to an unrelated party.

There were no warrants or stock options granted during the current year and none were outstanding as at September 30, 2006 and September 30, 2005.

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $66,036 (2005 - $33,959) are non-interest bearing and due on demand. Included in amounts due to related parties are $25,924 (2005 - $24,405) owing to a corporate shareholder, $92 (2005 - $87) owing to the Managing Director, $7,249 (2005 - $6,823) and $14,045 (2005 - $2,644) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $18,726 (2005 - $Nil) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay to the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,720 common shares. As at September 30, 2005, the maximum common shares have been issued. During the current year, $1,851 (2005 - $42,115) was paid to the Managing Director, of which $1,851 (2005 - $40,555) was in cash and $Nil (2005 - $1,560) was in share consideration (Note 6e).

c)	During the current year, the Company paid or accrued the following fees:

	i)	$Nil (2005 - $3,700) for accounting and $Nil (2005 - $925) for legal to a company that is a shareholder of the Company;

	ii)	$10,806 (2005 - $2,775) for rent to a company with a director in common with a corporate shareholder of the Company; and

	iii)	$18,726 (2005 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

8.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $369,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $394,000 which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $2,883,000 of intellectual property costs deductible for tax purposes at $200,000 per year.

Details of future income tax assets:

	September 30,	September 30,
Future income tax assets:	2006	2005
Net operating losses	$763,000	$345,800
Intellectual property costs deductible for tax	2,883,000	-
purposes
	3,646,000	345,800
Effective US and UK corporate tax rates	32%	32%
Future income tax asset	1,167,000	105,775
Valuation allowance	(1,167,000)	(105,775)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

9.	Segmented Information

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$18,793	$6,882	$25,675
Loss for the year	$(73,292)	$(3,227,069)	$(3,300,361)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$28,981	$97,213	$126,194
Loss for the year	$(137,972)	$-	$(137,972)

10.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative from
	For the Year	For the Year	Incorporation
	Ended	Ended	(May 2, 2003) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Shares issued for acquisition of Coloured
Industry Limited	$-	$29,565	$29,565
Shares issued for consulting services	$-	$3,869	$6,816
Shares issued to related party for debt	$-	$206,722	$206,722
Shares issued to unrelated parties for debt	$88,934	$-	$88,934
Shares issued for intellectual properties
(Note 4)	$3,000,000	$-	$3,000,000
Acquisition of Assets and Liabilities of
Emcor Holdings Inc.:
Due from Coloured Industry Limited		$30,492	$30,492
Accrued liabilities	$-	$12,635	$12,635
Accrued interest	$-	$505	$505
Promissory note payable	$-	$85,000	$85,000

Coloured (US) Inc.
(Doing Business as CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

11.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,326 (GBP 5,000) for a minimum of one year beginning on the agreement date above. At September 30, 2006, $18,726 (GBP10,000) was accrued (Note 7c(iii)). This agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after August 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Item 8.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.             Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Branvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2006.

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

Item 8B.             Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officer and director and his age as of December 27, 2006 are as follows:

Name of Director	Age

Lars Branvall	42

Name of Executive Officer	Age	Office

Lars Branvall	42	President and Chief Executive Officer

Mr. Brannvall has not been a director of any reporting company under the Exchange Act or any other publicly traded company. The following describes the business experience of Mr. Lars Brannvall, our sole director and executive officer.

Lars Brannvall is our president, secretary, treasurer and sole director, having been appointed to those roles concurrent with the closing of our acquisition of our subsidiary, Coloured UK on September 30, 2005. Mr. Brannvall has been the managing director of Coloured UK since August 15, 2003, and continues to serve in that capacity. His focus is on our distribution and sales channels, building relationships with mobile operators, portals, media houses, resellers and agents to create new opportunities for the company and its products.

Prior to joining Coloured UK, Mr. Brannvall was the Business Development Manager at LDC Network Limited, a UK-based mobile gaming company, from July 2002 until June 2003. He was also the European Marketing and Business Development Manager for Pricejamieson, a UK-based recruitment consultant, for the period from August 2000 until February 2002. In his career, Mr. Brannvall has over 10 years of experience in sales, marketing and international business development with various companies in the recruitment and hospitality industries, in addition to his experience in the wireless industry. He has a Bachelor of Arts in Business Management and Economics from Orebro University, Sweden.

Mr. Brannvall currently devotes his efforts to our business on a part-time basis.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that Mr. Lars Branvall, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Further, Mr. Branvall is not “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards, as he is our sole executive officer in addition to being our sole director.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director, officer and shareholder, namely Mr. Lars Branvall, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Significant Employees

We have no significant employees other than Mr. Lars Branvall, our president, chief executive officer and sole director.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, we will consider seeking suitable candidates for election as directors, and establishing various committees, during the current fiscal year.

Family Relationships

We do not currently anticipate the election or appointment as directors and officers of our company any persons who are related to each other or to our existing officer and director.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Promoters

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as the Company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

Debra Rosales, Lars Branvall, Colour Industry Inc. and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the heading “Description of Business”)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2006 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Lars Branvall, President, CEO, CFO and Director	One	Nil	Nil
Colour Industry Inc. (Greater than 10% Shareholder)	One	Nil	Nil
Coloured Industry Technology Partnership 2 LLP (Greater than 10% Shareholder)	One	Nil	Nil
Mobile Warrior Technology Partnership LLP (Greater than 10% Shareholder)	One	Nil	Nil

Item 10.              Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to our president and chief executive officer, Lars Branvall for the fiscal years ended September 30, 2006, 2005 and 2004.

No other compensation was paid to Mr. Branvall other than the cash and stock compensation set forth below:

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards	Securities Underlying Options/SARS (#)	LTIP payouts ($)
Lars Brannvall	2006 2005 (1) 2004	$1,851 $40,555 $40,659	Nil Nil Nil	$Nil $1,560(2) $2,947(2)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)      Comprised of the issuance of ordinary shares of Coloured UK which were subsequently exchanged for 1,408,720 shares of our common stock upon completion of our acquisition of Coloured UK.

(2)      Mr. Brannvall has been our chief executive officer since September 30, 2005.

(3)      Ms. Sharon Cocker was our chief executive officer from April 5, 2005, the date of our incorporation, to September 30, 2005, the date of our acquisition of Coloured UK. We did not pay any compensation to Ms. Cocker during this period.

Employment Agreements

Lars Brannvall provides his services as managing director to Coloured UK under a contract dated August 6, 2003. Mr. Brannvall is obligated to devote his full business time to our business. We have agreed to pay to Mr. Brannvall a salary of ₤24,000 per annum ($47,040 based on a foreign exchange rate on December 27, 2006 of $1.96: ₤1.00) . In addition, Coloured UK agreed to issue to Mr. Brannvall shares ordinary shares of Coloured UK up to a maximum of 245,000 ordinary shares. By agreement, all 245,000 shares were issued to Mr. Brannvall prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,408,720 shares of our common stock upon completion of our acquisition of Coloured UK. No additional shares are issuable to Mr. Brannvall pursuant to his employment contract.

Effective November 1, 2005, Mr. Brannvall has agreed not to take any salary until such time as we secure an arrangement with a gateway owner to provide our Coloured mobile games and which has the potential to generate earnings for us.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our fiscal year ended September 30, 2006, or (ii) since the end of our fiscal year on September 30, 2006.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Item 11.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Name and address	Amount and nature	Percentage of
Title of class	of beneficial owner(2)	of beneficial owner	class(1)

Directors and
Officers

Common Stock	Lars Brannvall	1,608,721	5.3%
	46 Buckingham Road
	Brighton, UK
	BN1 3RQ

Common Stock	All executive officers and	1,608,721	5.3%
	directors as a group (one
	person)

5% Shareholders

Common Stock	Colour Industry Inc.(3)	5,772,292	18.8%
	FD ICIC Building,
	Lower Factory Road,
	St. John’s, Antigua

Common Stock	The Coloured Industry	6,000,000	19.6%
	Technology Partnership 2
	LLP(4)
	4 Bedford Road
	London, UK WC1R 4DF

Common Stock	The Mobile Warrior	6,000,000	19.6%
	Technology Partnership LLP(5)
	4 Bedford Road
	London, UK WC1R 4DF

(1)      The percentage of class is based on 30,623,660 shares of common stock issued and outstanding as of December 27, 2006.

(2)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)      All of the shares of Colour Industry Inc. are owned by The Outlander Trust. The trustees of The Outlander Trust have voting and dispositive control over the shares held by The Outlander Trust. There are two co-trustees of The Outlander Trust, namely Wealth Management Inc. and United Trust Company Limited. The director of Wealth Management Inc. is Laura Mouck. The directors of United Trust Company Limited are Margaret Ferrari, Andrew Cummings, G. Grahame Bollers and Monica Roberts.

(4)      The Coloured Industry Technology Partnership 2 LLP is a limited liability partnership comprised of twenty three equity partners and two designated partners, each of whom is a limited partner. Mr. Paul Carter is a designated partner and is the administrator of the partnership pursuant to a services agreement between Mr. Paul Carter and the partnership. The administrator is responsible for the administration of the business of the partnership and, subject to the partnership’s operating agreement, makes decisions regarding management of the business of the partnership. Accordingly, Mr. Paul Carter exercises voting and investment control over the securities held by The Coloured Industry Technology Partnership 2 LLP.

(5)      The Mobile Warrior Technology Partnership LLP is a limited liability partnership comprised of forty equity partners and two designated partners, each of whom is a limited partner. Mr. Paul Carter is a designated partner and is the administrator of the partnership pursuant to a services agreement between Mr. Paul Carter and the partnership. The administrator is responsible for the administration of the business of the partnership and, subject to the partnership’s operating agreement, makes decisions regarding management of the business of the partnership. Accordingly, Mr. Paul Carter exercises voting and investment control over the securities held by The Mobile Warrior Technology Partnership LLP.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or our by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.              Submission of Matters to a Vote of Securities Holders

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Purchase of Founder’s Shares

Sharon Cocker, our initial director and officer, acquired 500,000 shares of our common stock effective May 31, 2005 at a price of $0.001 per share. Ms. Cocker paid a total purchase price of $500 for these shares.

Lars Branvall

Lars Brannvall is our sole officer and director. Prior to our acquisition of Coloured UK, Mr. Brannvall was the managing director and a shareholder of Coloured UK. Under the share exchange agreement whereby we acquired Coloured UK as our wholly-owned subsidiary, Mr. Brannvall received 1,408,720 shares in our company in exchange for his shares in Coloured UK. Upon the acquisition of Coloured UK, Mr. Brannvall was appointed to replace Ms. Cocker as our sole officer and director.

Mr. Brannvall provides services as chief executive officer to us under a contract between Mr. Brannvall and Coloured UK dated August 6, 2003. Mr. Brannvall is obligated to devote his full business time to our business. We have agreed to pay to Mr. Brannvall a salary of ₤24,000 per annum. In addition, Coloured UK agreed to issue to Mr. Brannvall up to a maximum of 245,000 ordinary shares of Coloured UK. By agreement, all 245,000 shares were issued to Mr. Brannvall prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,408,720 shares of our common stock upon completion of our acquisition of Coloured UK. No additional shares are issuable to Mr. Brannvall pursuant to his employment contract.

Colour Industry Inc.

Coloured UK’s initial corporate activities were funded by CII. Coloured UK entered into a loan agreement dated October 8, 2003 with CII whereby CII agreed to extend a secured loan facility to Coloured UK in the maximum amount of ₤120,000 ($199,211.16, based on the foreign exchange rate on October 8, 2003 of $1.6601: ₤1.0000) . As at April 26, 2005, Coloured UK’s outstanding debt to CII under the secured loan facility was ₤108,450 ($206,722, based on a foreign exchange rate on April 26, 2005 of $1.9062: ₤1.0000) . Coloured UK and CII entered into a debt settlement agreement on April 26, 2005 whereby the outstanding debt was settled by the issuance to CII of 1,075,000 Ordinary A shares in the capital of Coloured UK at a deemed value of ₤0.1009 per share. CII subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on September 30, 2005.

CII was issued 9,947,292 shares of our common stock on September 30, 2005 upon the completion of our acquisition of Coloured UK pursuant to the Share Exchange Agreement. These shares were issued by us in exchange for CII’s shares in Coloured UK. The cost to CII of its shares in Coloured UK was $218,458, being: (i) $206,722 for the shares issued upon the debt settlement, (ii) ₤5,000 ($8,893 based on a foreign exchange rate on December 22, 2003 of $1.7786: ₤1.0000) for the purchase of its initial shares of Coloured UK, and (iii) ₤1,550 ($2,843 based on a foreign exchange rate on April 30, 2004 of $1.8341: ₤1.0000) for a subsequent purchase of shares of Coloured UK. CII subsequently transferred 4,175,000 shares to five of the selling shareholders named herein in private transactions.

We purchased five of our six mobile games from CII on February 28, 2006 pursuant to an intellectual property acquisition agreement between us and CII dated January 31, 2006. This acquisition followed the re-acquisition by CII of the intellectual property for those mobile games from the Coloured Technology Partnership. We issued 6,000,000 shares of our common stock to CII in consideration of these intellectual property assets. CII in turn paid as consideration 6,000,000 shares of our common stock to The Coloured Technology Partnership 2 LLP in connection with the acquisition of these five mobile games from The Coloured Technology Partnership 2 LLP.

Each of these agreements is described in detail above under “Organization Since Incorporation” and “Description of Business – Corporate Organization.”

Outlander Management Ltd.

Outlander Management, a private corporation that provided administration services to Coloured UK, was issued 574,992 shares of our common stock on September 30, 2005 in exchange for the shares of Coloured UK held by Outlander Management. The cost to Outlander Management of its shares in

Coloured UK was ₤1,000 ($1,834 based on a foreign exchange rate on April 30, 2004 of $1.8341: ₤1.000) .

We paid or accrued the following fees to Outlander Management during 2006 and 2005 in respect of administrative services provided by Outlander Management:

Expense	Year ended September 30, 2006	Year ended September 30, 2005
Accounting	$Nil	$3,700
Legal fees	$Nil	$925
Salaries and Wages	$Nil	$Nil

As at September 30, 2005, we have an amount payable to Outlander Management of $24,405 for management services. This amount had increased to $25,924 as at September 30, 2006 primarily as a result of changes in foreign exchange rates.

Azuracle Ltd.

As at September 30, 2005, we owed $2,644 to Azuracle for rent for the period from July 1 to September 30, 2005. Azuracle is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. This amount had increased to $14,045 as at September 30, 2006. Mr. DeBo was previously, but is no longer, a director of Outlander Management.

Azuracle has agreed to defer the payment of the outstanding amounts which we owe them until such time as we have arranged and received sufficient funding to pay our accrued liabilities.

DeBondo Capital Inc.

As at September 30, 2005, we owed $6,823 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. This amount had increased to $7,249 as at September 30, 2006 as a result in an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound. Mr. DeBo was previously, but is no longer, a director of Outlander Management.

DeBondo Capital Limited

We entered into a one year consulting agreement dated August 1, 2006 with DeBondo Capital Limited, a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,326 (GBP 5,000) per month for a minimum of one year beginning on the agreement date. At September 30, 2006, $18,726 (GBP10,000) was accrued on account of amounts owing under this agreement. The agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after August 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Item 13.              Exhibits

The following exhibits are included with this Annual report on Form 10-KSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

5.1(1)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

Exhibit
Number	Description of Exhibit

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

Exhibit
Number	Description of Exhibit

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to this annual report on Form 10-KSB.

Item 14.              Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended September 30,
	2006	2005
Audit Fees	$62,929.33	$24,035.33
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$Nil	$Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By: /s/ Lars Brannvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer

Date: December 29, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lars Brannvall	Chief Executive Officer	December 29, 2006
(Principal Executive Officer),
Lars Brannvall	Chief Financial Officer
(Principal Accounting Officer)
and Director