Form 10QSB/A
period 2006-06-30
COLOURED (US) INC.
filed 2007-01-23
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,623,660 shares of common stock as of December 27, 2006 .

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

EXPLANATORY NOTE

Coloured (US) Inc. has filed this Amendment No. 1 to its Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission on September 1, 2006 in order to denote that Coloured (US) Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading "Plan of Operations". We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $297,000 inorder to enable us to sustain our operations for the next twelve months.

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
Date: January 23, 2007