Form 10QSB
period 2006-12-31
COLOURED (US) INC.
filed 2007-02-16
CIK 1349706

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from __________ to __________

Commission File Number: 000-52152

COLOURED (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London, England WID 5EU
 (Address of principal executive offices)

+44 (0) 20 7031 1189
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,623,660 shares of common stock as of February 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ x ]

i

COLOURED (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2006

ii

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at December 31, 2006 (unaudited) and September 30, 2006 (audited)	F-1

Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2006 and 2005 and for the period from incorporation (May 2, 2003) to December 31, 2006	F-2

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and for the period from incorporation (May 2, 2003) to December 31, 2006	F-3

Notes to Interim Consolidated Financial Statements	F-4

COLOURED (US) INC.

(dba CI Mobile Gaming)

(Formerly Emcor Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

US FUNDS

UNAUDITED

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Coloured (US) Inc.
 (dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)
Current
Cash	$2,383	$6,695
Accounts receivable	-	509
VAT receivable	3,781	3,490
Prepaids	5,250	-
	11,414	10,694

Rights and Technology (Note 2)	13,062	14,981
	$24,476	$25,675

LIABILITIES
Current
Accounts payable	$63,382	$42,328
Accrued liabilities	42,127	30,787
Due to related parties (Note 6)	100,547	66,036
	206,056	139,151
Commitment (Note 9)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 5)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and outstanding: 30,623,660 ( September 30, 2006 –
30,623,660)	30,624	30,624
Additional paid-in capital	3,465,485	3,465,485
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and outstanding: Nil	-	-
Accumulated Comprehensive Loss	(16,192)	(13,139)
Deficit – Accumulated during the development stage	(3,661,497)	(3,596,446)
	(181,580)	(113,476)
	$24,476	$25,675
Going concern (Note 1)

The accompanying notes are an integral part of these interim consolidated financial statements

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
US Funds (Unaudited)

					Cumulative
					from
					Incorporation
		For the Three		For the Three	(May 2, 2003)
		Months Ended		Months Ended	to
		December 31,		December 31,	December 31,
		2006		2005	2006
General and Administrative Expenses
Intellectual properties (Note 3)		$-		$-	$3,000,000
Consulting fees		33,065		5,498	129,059
Accounting and auditing		27,223		37,455	237,284
Rent		2,874		2,624	35,640
Amortization		2,611		2,332	17,150
Legal		2,506		20,647	86,066
Travel		557		-	6,805
Transfer agent fees		110		-	2,125
Salaries and wages		-		1,846	104,196
Office and miscellaneous		-		-	5,135
Information technology		-		1,244	19,937
Advertising		-		-	1,890
Filing fees (recovery)		(4,205)		-	7,012
Total General and Administrative Expenses		64,741		71,646	3,652,299
Loss from Operations		(64,741)		(71,646)	(3,652,299)
Other Income (Expense)
Interest expense		(364)		(1,861)	(6,599)
Foreign exchange loss		(8)		-	(2,875)
Miscellaneous income (expense)		62		(6)	276
Net Loss		$(65,051)		$(73,513)	$(3,661,497)

Other Comprehensive Loss
Foreign currency translation adjustment		(3,053)		1,351	(16,192)
Comprehensive Loss		$(68,104)		$(72,162)	$(3,677,689)

Weighted Average Shares Outstanding –
basic and diluted		30,623,660		17,677,660

Basic and Diluted Net Loss per Share	$		$
Comprehensive Loss per Share		$(0.00)		$(0.00)

The accompanying notes are an integral part of these interim consolidated financial statements

Coloured (US) Inc.
(dbas CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds				Cumulative
(Unaudited)				From
				Incorporation
	For the Three	For the Three		(May 2, 2003)
	Months Ended	Months Ended		To
	December 31,	December 31,		December 31,
	2006	2005		2006
Operating
Net Loss	$(65,051)	$(73,513)		$(3,661,497)
Items not involving an outlay of cash:
Amortization	2,611	2,331		17,150
Shares for consulting services	-	-		6,816
Interest expense on promissory notes	-	1,457		2,429
Shares for intellectual properties	-	-		3,000,000
Changes in non-cash working capital items:
Accounts receivable	509	-		-
VAT receivable	(291)	-		(3,781)
Prepaid expense	(5,250)	-		(5,250)
Accounts payable	21,054	39,953		63,382
Accrued liabilities	11,340	(13,656)		29,492
	(35,078)	(43,427)		(551,259)
Investing
Acquisition of rights and technology	-	-		(28,403)
Cash acquired on purchase of Emcor Holdings
Inc.	-	-		127,705
	-	-		99,302
Financing
Amounts due to related parties	34,511	1,770		100,547
Loan from related party	-	-		206,722
Convertible promissory note	-	1,000		1,000
Share issuances for cash	-	-		164,072
	34,511	2,770		472,341
Effect of exchange rate changes on rights and
technology	(692)	-		(1,809)
Effect of exchange rate changes on cash	(3,053)	1,351		(16,192)
	(3,745)	1,351		(18,001)

Net Increase (Decrease) in Cash	(4,312)	(39,306)		2,383
Cash – Beginning	6,695	102,725		-
Cash - Ending	$2,383	$63,419		$2,383
Income Taxes Paid	$-	$-		$-
Interest Paid	$-	$-	$

The accompanying notes are an integral part of these interim consolidated financial statements

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

1.	Nature of Operations and Basis of Presentation

Coloured (US) Inc. (“the Company”) is targeting owners of mobile phones world-wide, typically in the age range of 14 – 25 years and intends to market its services via a two-channel strategy: the “Direct Users Strategy” and the “Partnership/Re-seller Strategy.” Under the direct users strategy the technology is offered to corporate clients with a customer base of mobile phone owners covering such operations as portals, media houses and TV channels. The partnership/re-seller strategy is focused on establishing a world-wide distribution network through agents who promote the electronic services utilising operators in their local markets. The objective of employing these strategies is to utilise channels that have the ability to reach high volumes of end customers.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficiency of $194,642, an accumulated deficit of $3,661,497 and has incurred an accumulated operating cash flow deficit of $551,259 since incorporation. The Company intends to fund operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

2.	Rights and Technology

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

			Net Book	Net Book
			Value	Value
		Accumulated	December 31,	September 30,
	Cost	Amortization	2006	2006

Rights and Technology	$28,403	$17,150	$14,981	$13,864
Effect of exchange rate changes on rights
and technology	2,943	1,134	1,809	1,117

	$31,346	$18,284	$13,062	$14,981

3.	Agency Exploitation Agreements and Intellectual Properties

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

By agreement dated January 31, 2006, the Company acquired on February 28, 2006 the Colour Industry Technology by issuing 6,000,000 common shares. The value assigned was $1,500,000, being equal to the most recent share transaction of the Company of $0.25 per share. This amount was expensed, as it did not meet the criteria for capitalization as set out in SFAS No. 86.

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

4.	Convertible Promissory Notes Payable

a)

During the year ended September 30, 2005, the Company received $85,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand. On February 28, 2006, a total of $2,910 in interest was settled.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

4.	Convertible Promissory Notes Payable (continued)

b)

During the year ended September 30, 2006, the Company received $1,000 in cash by issuing a promissory note to an unrelated third party. The note bore interest at the US bank prime rate and the note and interest was payable on demand. On February 28, 2006, a total of $24 in interest was settled.

By agreements dated February 28, 2006, the Company entered into debt conversion agreements whereby the Company agreed to issue 344,000 common shares valued at $0.25 per share in full settlement of the $86,000 promissory notes payable plus related interest.

5.	Capital Stock

The Company’s capitalization is 5,000,000 common shares with a par value of $0.001 per share.

There were no warrants or stock options granted during the year ended September 30, 2006 and none were outstanding as at December 31, 2006.

6.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $100,547 (September 30, 2006 - $66,036) are non-interest bearing and due on demand. Included in amounts due to related parties are $27,122 (September 30, 2006 - $25,924) owing to a corporate shareholder, $96 (September 30, 2006 - $92) owing to the Managing Director, $7,584 (September 30, 2006 - $7,249) and $17,632 (September 30, 2006 - $14,045) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $48,113 (September 30, 2006 - $18,726) owing to a company with an officer in common with a corporate shareholder of the Company.

	b)	During the three months ended December 31, 2006, the Company paid or accrued the following fees:

		i)	$2,874 (December 31, 2005 - $2,624) for rent to a company with a director in common with a corporate shareholder of the Company; and

		ii)	$29,387 (December 31, 2005 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $390,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $490,000 which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $2,833,000 of intellectual property costs deductible for tax purposes at $200,000 per year.

Details of future income tax assets:

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

7.	Income Taxes (continued)

	December 31,	September 30,
Future income tax assets:	2006	2006
Net operating losses	$878,000	$763,000
Intellectual property costs deductible for tax	2,833,000	2,883,000
purposes
	3,711,000	3,646,000
Effective US and UK corporate tax rates	32%	32%
Future income tax asset	1,187,520	1,167,000
Valuation allowance	(1,187,520)	(1,167,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

8.	Segmented Information

Details on a geographic basis as at December 31, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$17,862	$6,614	$24,476
Net Loss for the three months ended December
31, 2006	$(18,943)	$(46,108)	$(65,051)

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$18,793	$6,882	$25,675
Net Loss for the three months ended December
31, 2006	$(73,292)	$(3,227,069)	$(3,300,361)

9.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,326 (GBP 5,000) for a minimum of one year beginning on the agreement date above. At December 31, 2006, $48,113 (GBP25,000) was accrued (Note 6a). This agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after August 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006.

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

We had cash of $2,383 and working capital deficit of $194,642 as at December 31, 2006. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $370,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since December 31, 2006 and need immediate financing in order for us to continue our operations.

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

Results Of Operations – Three months ended December 31, 2006 and 2005

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

			Cumulative
			from
			Incorporation
	For the Three	For the Three	(May 2, 2003)
	Months Ended	Months Ended	to
	December 31,	December 31,	December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
General and Administrative Expenses
Intellectual properties (Note 3)	$-	$-	$3,000,000
Consulting fees	33,065	5,498	129,059
Accounting and auditing	27,223	37,455	237,284
Rent	2,874	2,624	35,640
Amortization	2,611	2,332	17,150
Legal	2,506	20,647	86,066
Travel	557	-	6,805
Transfer agent fees	110	-	2,125
Salaries and wages	-	1,846	104,196
Office and miscellaneous	-	-	5,135
Information technology	-	1,244	19,937
Advertising	-	-	1,890
Filing fees (recovery)	(4,205)	-	7,012
Total General and Administrative
Expenses	64,741	71,646	3,652,299
Loss from Operations	(64,741)	(71,646)	(3,652,299)
Other Income (Expense)
Interest expense	(364)	(1,861)	(6,599)
Foreign exchange loss	(8)	-	(2,875)
Miscellaneous income (expense)	62	(6)	276
Net Loss for the Period	$(65,051)	$(73,513)	$(3,661,497)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Consulting Fees

Consulting Fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services.

Our consulting fees increased significantly to $33,065 for the first three months of fiscal 2007 compared to $5,498 for the first three months of fiscal 2006, which increase reflects the consulting agreement that we entered into with Debondo Capital on August 1, 2006.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the first three months of fiscal 2007 compared to the first three months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $2,874 for the first three months of fiscal 2007 compared to $2,624 for the first three months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Amortization

We incurred $2,611 in amortization expenses for the first three months of fiscal 2007 compared to $2,332 for the first three months of fiscal 2006 as a result of our commencing the amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC.

Travel

We incurred $557 in travel and expenses during the first three months of fiscal 2007 compared to $nil during the first three months of fiscal 2006.

Transfer Agent Fees

We incurred $110 in transfer agent fees during the first three months of fiscal 2007 with respect to issuance of shares to our stockholders.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. Effective October 1, 2005, Mr. Brannvall has agreed not to take any salary until such time as we secure an arrangement with a gateway owner to provide our Coloured mobile games which has the potential to generate earnings for us.

Our salaries and wages decreased to $nil for the first three months of fiscal 2007 compared to $1,846 for the first three months of fiscal 2006. The decrease in salaries and wages for the first three months of fiscal 2007 compared to the first three months of fiscal 2006 resulted primarily from Mr. Brannvall ceasing to draw a salary from us since October 2005.

Information Technology

Due to the completion of our website design services as described in our registration statement on Form SB-2 as filed with the SEC under this same heading, we did not incur any expenses on office and information technology.

Loss from Operations

Our loss for the first three months of fiscal 2007 decreased slightly from the first three months of fiscal 2006 as a result of the decrease in our operating expenses.

Liquidity And Capital Resources

We had cash of $2,383 and working capital deficit of $194,642 as at December 31, 2006, compared to cash of $6,695 and a working capital deficiency of $128,457 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $370,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $35,078 in operating activities during the first three months of fiscal 2007 compared to cash used of $43,427 in operating activities during the first three months of fiscal 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2007 and the first three months of fiscal 2006.

Cash from Financing Activities

We generated cash of $34,511 from financing activities during the first three months of fiscal 2007 compared to cash of $2,770 generated from activities during the first three months of fiscal 2006.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended December 31, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2006.

Item 5.                Other Information

None

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

5.1(1)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

Exhibit
Number	Description of Exhibit

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

Exhibit
Number	Description of Exhibit

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to this annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.

(3)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:	/s/ Lars Brannvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer

Date: February 14, 2007