Form 10QSB
period 2007-06-30
COLOURED (US) INC.
filed 2007-09-18
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-52152

COLOURED (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,648,660 shares of common stock as of September 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on April 24, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

COLOURED (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited consolidated financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at June 30, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006 and for the period from incorporation (May 2, 2003) to June 30, 2007	F-2

Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and for the period from incorporation (May 2, 2003) to June 30, 2007	F-3

Notes to Consolidated Financial Statements	F-4

COLOURED (US) INC.

(dba CI Mobile Gaming)

(Formerly Emcor Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$5,276	$6,695
Accounts receivable	-	509
VAT receivable	1,377	3,490
Prepaids	2,968	-
	9,621	10,694

Rights and Technology	8,017	14,981
	$17,638	$25,675

LIABILITIES
Current
Accounts payable	$124,444	$42,328
Accrued liabilities	17,788	30,787
Due to related parties (Note 2)	167,253	66,036
	309,485	139,151

Loan Payable (Note 4)	28,425	-

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 3)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 30,648,660 (September 30, 2006 – 30,623,660)	30,649	30,624
Additional paid-in capital	3,471,710	3,465,485
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(18,555)	(13,139)
Deficit – Accumulated during the development stage	(3,804,076)	(3,596,446)
	(320,272)	(113,476)
	$17,638	$25,675

Contingency (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	May 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
General and Administrative
Expenses
Accounting and auditing	$13,165	$18,627	$57,330	$99,137	$267,391
Advertising	-	-	-	-	1,890
Amortization	2,646	2,435	7,805	7,104	22,344
Consulting	31,461	3,507	97,971	12,369	193,965
Filing fees, net of recovery	562	5,344	(2,000)	5,344	9,217
Information technology	895	1,334	3,383	3,260	23,320
Intellectual property	-	-	-	3,000,000	3,000,000
Investor relations	-	-	18,250	-	18,250
Legal	6,781	20,983	11,615	68,839	95,175
Office and miscellaneous	-	-	-	40	5,135
Rent	2,978	2,739	8,783	7,992	41,549
Salaries and wages	-	-	-	1,874	104,196
Transfer agent fees	155	1,915	390	1,915	2,405
Travel, net of recovery	-	-	-	-	6,248
Total General and Administrative
Expenses	58,643	56,884	203,527	3,207,874	3,791,085

Loss from Operations	(58,643)	(56,884)	(203,527)	(3,207,874)	(3,791,085)

Other Income (Expense)
Interest expense	(80)	(265)	(610)	(3,654)	(6,845)
Foreign exchange loss	(3,491)	(1,130)	(3,493)	(1,130)	(6,360)
Miscellaneous income	-	10	-	-	214

Net Loss	$(62,214)	$(58,269)	$(207,630)	$(3,212,658)	$(3,804,076)

Weighted Average Shares
Outstanding – basic and diluted	30,643,165	30,223,660	30,630,162	23,277,638

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(dbas CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) Cumulative

			From
			Incorporation
	For the Nine	For the Nine	May 2, 2003
	Months Ended	Months Ended	to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net Loss	$(207,630)	$(3,212,658)	$(3,804,076)
Items not involving an outlay of cash:
Amortization	7,805	7,104	22,344
Shares for consulting services	6,250	-	13,066
Interest expense on promissory notes	-	2,429	2,429
Shares for intellectual properties	-	3,000,000	3,000,000
Changes in non-cash working capital items:
Accounts receivable	509	-	-
VAT receivable	2,113	-	(1,377)
Prepaid expense	(2,968)	-	(2,968)
Accounts payable	82,116	67,317	124,444
Accrued liabilities	(12,999)	(22,638)	5,153
	(124,804)	(158,446)	(640,985)
Investing
Acquisition of rights and technology	-	-	(28,403)
Cash acquired on purchase of Emcor Holdings
Inc.	-	-	127,705
	-	-	99,302
Financing
Amounts due to related parties	101,217	9,202	167,253
Loan from related party	-	-	206,722
Loan proceeds	28,425	-	28,425
Convertible promissory note	-	1,000	1,000
Share issuances for cash	-	100,500	164,072
	129,642	110,702	567,472
Effect of exchange rate changes	(6,257)	(2,598)	(20,513)
	(6,257)	(2,598)	(20,513)

Change in Cash	(1,419)	(50,342)	5,276
Cash – Beginning	6,695	102,725	-
Cash – Ending	$5,276	$52,383	$5,276
Income Taxes Paid	$-	$-	$-
Interest Paid	$112	$-	$17

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has a working capital deficiency of $299,864, an accumulated deficit of $3,804,076 and has incurred an accumulated operating cash flow deficit of $640,985 since incorporation. The Company intends to fund operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

2.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $167,253 (September 30, 2006 - $66,036) are non-interest bearing and due on demand. Included in amounts due to related parties are $27,742 (September 30, 2006 - $25,924) owing to a corporate shareholder, $98 (September 30, 2006 - $92) owing to the Managing Director, $7,757 (September 30, 2006 - $7,249) and $24,047 (September 30, 2006 - $14,045) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $107,609 (September 30, 2006 - $18,726) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay to the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,721 common shares. When the Company accepted a take- over offer, the balance of the 1,408,721 shares were issued. During the current period, $Nil (June 30, 2006 - $1,826) was paid to the Managing Director in cash.

	c)	During the nine months ended June 30, 2007, the Company paid or accrued the following fees:

		i)	$8,783 (June 30, 2006 - $7,992) for rent to a company with a director in common with a corporate shareholder of the Company; and

		ii)	$88,884 (June 30, 2006 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On April 20, 2007, the Company issued 25,000 restricted common shares at $0.25 per share to an unrelated party for consulting services.

There were no warrants or stock options granted during the current period and none were outstanding as at June 30, 2007 and September 30, 2006.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

4.	Loan Payable

During the period, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at June 30, 2007, the loan balance was $28,425.

Subsequent to the period end, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The line of credit is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

Item 2.                     Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended June 30, 2007.

Overview of Our Business

We were incorporated on April 5, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Coloured Industry Limited ("Coloured UK"), located in the United Kingdom. Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1189 and our fax number is +44(0)20 7031 1199.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the necessary financing:

1.

We plan to carry out our sales and marketing efforts for our applications and games with the objective of securing sales to gateway owners and entering into further agreements with resellers. We anticipate that marketing activities will be carried throughout the course of the next twelve months. We anticipate that we will spend approximately $7,000 per month on sales and marketing activities during the next twelve months, for a total anticipated expenditure of $84,000.

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

We had cash of $5,276 and working capital deficit of $299,864 as at June 30, 2007. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $460,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since June 30, 2007 and need immediate financing in order for us to continue our operations.

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

Abandonment of Proposed Amendment to Articles of Incorporation

On April 25, 2007, our board of directors approved a proposal to amend our Articles of Incorporation by combining and consolidating our existing authorized and issued common shares on a ratio of one new share for three old shares. Our board of directors then directed that the proposed amendment to the Articles of Incorporation to give effect to the combination and consolidation be submitted for approval by our shareholders as required pursuant to NRS 78.2055. This combination and consolidation is also referred to as a reverse stock split. We filed a preliminary Schedule 14A proxy statement in respect of the proposed reverse stock split with the Securities and Exchange Commission, however our board of directors subsequently determined not to proceed with the reverse stock split and no definitive Schedule 14A proxy statement was or will be filed.

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

Results Of Operations – Three and Nine months ended June 30, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	May 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and auditing	$13,165	$18,627	$57,330	$99,137	$267,391
Advertising	-	-	-	-	1,890
Amortization	2,646	2,435	7,805	7,104	22,344
Consulting	31,461	3,507	97,971	12,369	193,965
Filing fees, net of recovery	562	5,344	(2,000)	5,344	9,217
Information technology	895	1,334	3,383	3,260	23,320
Intellectual property	-	-	-	3,000,000	3,000,000
Investor relations	-	-	18,250	-	18,250
Legal	6,781	20,983	11,615	68,839	95,175
Office and miscellaneous	-	-	-	40	5,135
Rent	2,978	2,739	8,783	7,992	41,549
Salaries and wages	-	-	-	1,874	104,196
Transfer agent fees	155	1,915	390	1,915	2,405
Travel, net of recovery	-	-	-	-	6,248
Total General and Administrative
Expenses	58,643	56,884	203,527	3,207,874	3,791,085

Loss from Operations	(58,643)	(56,884)	(203,527)	(3,207,874)	(3,791,085)

Other Income (Expense)
Interest expense	(80)	(265)	(610)	(3,654)	(6,845)
Foreign exchange loss	(3,491)	(1,130)	(3,493)	(1,130)	(6,360)
Miscellaneous income	-	10	-	-	214

Net Loss	$(62,214)	$(58,269)	$(207,630)	$(3,212,658)	$(3,804,076)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased to $57,330 during the first nine months of fiscal 2007 compared to $99,137 during the first nine months of fiscal 2006. Accounting and audited expenses in fiscal 2006 were attributable to the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934.

Amortization

We incurred $7,805 in amortization expenses for the first nine months of fiscal 2007 compared to $7,104 for the first nine months of fiscal 2006 as a result of our commencing the amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Consulting Fees

Consulting Fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services.

Our consulting fees increased significantly to $97,971 for the first nine months of fiscal 2007 compared to $12,369 for the first nine months of fiscal 2006, which increase reflects the consulting agreement that we entered into with Debondo Capital on August 1, 2006.

Information Technology

Information and Technology expenses increased to $3,383 during the first nine months of fiscal 2007 compared to $3,260 during the first nine months of fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $8,783 for the first nine months of fiscal 2007 compared to $7,992 for the first nine months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. Our salaries and wages decreased to $nil for the first nine months of fiscal 2007 compared to $1,874 for the first nine months of fiscal 2006 as a result of Mr. Brannvall ceasing to draw a salary from us since October 1, 2006.

Loss from Operations

Our loss from operations for the first nine months of fiscal 2007 decreased significantly to $203,527 compared to $3,207,874 during the first nine months of fiscal 2006, primarily as a result of our not incurring any intellectual property expense during fiscal 2007.

Liquidity And Capital Resources

We had cash of $5,276 and working capital deficit of $299,864 as at June 30, 2007, compared to cash of $6,695 and a working capital deficiency of $128,457 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $460,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $124,804 in operating activities during the first nine months of fiscal 2007 compared to cash used of $158,446 in operating activities during the first nine months of fiscal 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007 or the first nine months of fiscal 2006.

Cash from Financing Activities

We generated cash of $129,642 from financing activities during the first nine months of fiscal 2007 compared to cash of $100,702 generated from activities during the first nine months of fiscal 2006.

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

Item 3.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2007.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

Item 5.                     Other Information

None

Item 6.                     Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

Exhibit
Number	Description of Exhibit

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

Exhibit
Number	Description of Exhibit

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

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

COLOURED (US) INC.

By:        /s/ Lars Brannvall
             ________________________________
             Lars Brannvall
             Chief Executive Officer and Chief Financial Officer
             Date: September 17, 2007