Form 10KSB
period 2007-09-30
COLOURED (US) INC.
filed 2008-01-15
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

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

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $4,507,058.80 as at December 20, 2007.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 38,648,660 shares of common stock as of January 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes[    ] No[ X ]

COLOURED (US) INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2007

INDEX

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

We are presently inactive in our business operations due to a lack of financing. We are presently seeking financing that would enable us to continue our plan of operations or target the acquisition of a new business or properties. There is no assurance that we will be able to achieve the necessary financing to enable us to continue our plan of operations or complete any acquisition.

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

We completed a private placement of 677,660 shares of our common stock at a price of $0.05 per share on September 30, 2005 for total proceeds of $33,883. This financing completed concurrently with our acquisition of Coloured UK. This share issuance, together with the earlier share issuances of 500,000 shares and 4,500,000 shares, are aggregated on our financial statements on one line and shown as the shares issued upon the acquisition of Coloured UK. Because of the application of reverse acquisition accounting rules, the dollar amount that relates to this share capital became the net assets of Coloured UK under acquisition accounting rules in the amount of $29,565.

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

We completed the following additional private placements since the completion of the acquisition of the intellectual property rights:

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

  a private placement of 8,000,000 units at a price of $0.025 per unit for total proceeds of $200,000 on December 17, 2007, which each unit being comprised of one shares of common stock and one share purchase warrant with each warrant entitling the holder to purchase one additional share at a price of $0.025 per share.

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

While we plan to pursue gateway owners as part of our plan of operations, we are in the early stages of the commercialization of our games. Accordingly, there is no assurance that our business model will be successful. Further, we may elect to change our business model in response to our success or lack of success in pursuing commercialization of our games. At present, we are not able to pursue our business model due to a lack of financing. We may determine not to pursue commercialization of our products in accordance with our business model if we determine to complete the acquisition of another business or assets.

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

Our executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy this premise under a contract with Azuracle Ltd., which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a monthly administration fee that is presently set at £500 ($980 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) per month. The administration contract is not for a defined term. We and Azuracle are each entitled to terminate the contract by delivering not less than one month’s written notice of termination to the other.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended September 30, 2007.

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

Holders of Our Common Stock

As at January 11, 2008, we had one hundred and fifty nine (159) registered holders of our common stock.

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

We issued a total of 25,000 shares of our common stock at a price of $0.25 per share to a consultant in April 2007 with respect to consultancy fee in the amount of $6,250 pursuant to the terms of a consultant agreement that we entered into with the consultant on August 9, 2006. The transaction has completed concurrently with our acquisition of the mobile games technology from CII and ABS Capital. We completed these transactions pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each creditor in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 8,000,000 units (each unit consisting of one share of our common stock and one share purchase warrant exercisable to acquire one share of our common stock at a price of $0.025 per share expiring two years from the date of issuance) at a price of $0.025 per unit to nine purchasers on December 17, 2007. The total proceeds from this offering were $200,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of these securities was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the units was made; and (ii) at the time the subscription agreement for the securities was executed, each investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. Person. Each investor represented the investor’s intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates and the warrant certificates issued to the purchasers in accordance with Regulation S confirming that the securities cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchasers.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended September 30, 2007 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended September 30, 2007.

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

We are presently inactive in our business operations due to a lack of financing. We are presently seeking financing that would enable us to continue our plan of operations or target the acquisition of a new business or properties. There is no assurance that we will be able to achieve the necessary financing to enable us to continue our plan of operations or complete any acquisition.

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

We had cash of $6,311 and working capital deficit of $363,909 as at September 30, 2007. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $526,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since September 30, 2007 and need immediate financing in order for us to continue our operations.

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

Results Of Operations – Years Ended September 30, 2007 and 2006

References to the discussion below to fiscal 2006 are to our current fiscal year ended September 30, 2007. References to fiscal 2006 and 2005 are to our fiscal years ended September 30, 2006 and September 30, 2005 respectively.

			Cumulative
			From
			Incorporation
	For the	For the	May 2, 2003
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2007	2006	2007
General and Administrative Expenses
Accounting and auditing	$82,287	$136,503	$292,348
Advertising	-	-	1,890
Amortization	10,500	9,605	25,039
Consulting fees	128,768	34,697	224,762
Filing fees (recovered)	(1,629)	11,217	9,588
Information technology	3,411	3,567	23,348
Intellectual properties (Note 4)	-	3,000,000	3,000,000
Investor relations	18,250	-	18,250
Legal	14,414	82,635	97,974
Office and miscellaneous	-	41	5,135
Rent	11,815	10,806	44,581
Salaries and wages	-	1,900	104,196
Transfer agent fees	390	2,015	2,405
Travel	-	-	6,248
Total General and Administrative Expenses	268,206	3,292,986	3,855,764
Loss from Operations	(268,206)	(3,292,986)	(3,855,764)
Other Income (Expense)
Interest expense	(1,245)	(4,508)	(7,480)
Foreign exchange loss	(6,521)	(2,867)	(9,388)
Miscellaneous income	-	-	214

Net Loss	$(275,972)	$(3,300,361)	$(3,872,418)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased to $82,287 during fiscal 2007 compared to $136,503 during the fiscal 2006. Accounting and audited expenses in fiscal 2006 were attributable to the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934.

Amortization

We incurred $10,500 in amortization expenses during fiscal 2007 compared to $9,605 during fiscal 2006 as a result of our commencing the amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Consulting Fees

Consulting Fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services.

Our consulting fees increased significantly to $128,768 during fiscal 2007 compared to $34,697 during fiscal 2006, which increase reflects the consulting agreement that we entered into with Debondo Capital on August 1, 2006.

Information Technology

Information and Technology expenses increased to $3,411 during fiscal 2007 compared to $3,567 during fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $11,815 during fiscal 2007 compared to $10,806 during fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. Our salaries and wages decreased to $nil during fiscal 2007 compared to $1,900 during fiscal 2006 as a result of Mr. Brannvall ceasing to draw a salary from us since October 1, 2006.

Loss from Operations

Our loss from operations during fiscal 2007 decreased significantly to $268,206 compared to $3,292,986 during fiscal 2006, primarily as a result of our not incurring any intellectual property expense during fiscal 2007.

Liquidity And Capital Resources

We had cash of $6,311 and working capital deficit of $363,909 as at September 30, 2007, compared to cash of $6,695 and a working capital deficiency of $128,457 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $526,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $160,462 in operating activities during fiscal 2007 compared to cash used of $274,434 in operating activities during fiscal 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during fiscal 2007 and fiscal 2006.

Cash from Financing Activities

We generated cash of $168,733 from financing activities during fiscal 2007 compared to cash of $183,577 generated from activities during fiscal 2006.

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

The following unaudited condensed consolidated interim financial statements of Coloured (US) Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

COLOURED (US) INC.

(dba CI Mobile Gaming)

(Formerly Emcor Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

US FUNDS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coloured (US) Inc.

We have audited the accompanying consolidated balance sheet of Coloured (US) Inc. (a development stage company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended and the period from May 2, 2003 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as September 30, 2006 and for the period from May 2, 2003 (inception) to September 30, 2006 were audited by other auditors whose report dated November 2, 2006 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period May 2, 2003 (inception) through September 30, 2006 reflect a total loss of $3,596,446 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit report and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Coloured (US) Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and the period from May 2, 2003 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 11, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders of Infrablue (US) Inc.:

We have audited the accompanying consolidated balance sheets of Infrablue (US) Inc. (the “Company”) as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (February 18, 2004) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (February 18, 2004) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006	CHARTERED ACCOUNTANTS

Coloured (US) Inc.	Statement 1
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2007	2006
Current
Cash	$6,311	$6,695
Accounts receivable	-	509
VAT receivable	403	3,490
Prepaids	2,624	-
	9,338	10,694

Rights and Technology (Note 3)	5,463	14,981
	$14,801	$25,675

LIABILITIES
Current
Accounts payable	$130,245	$42,328
Accrued liabilities	40,658	30,787
Due to related parties (Note 5)	202,344	66,036
	373,247	139,151

Loan Payable (Note 7)	32,425	-
	405,672	139,151

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 30,648,660 (September 30, 2006 – 30,623,660)	30,649	30,624
Additional paid-in capital	3,471,710	3,465,485
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(20,812)	(13,139)
Deficit – Accumulated during the development stage	(3,872,418)	(3,596,446)
	(390,871)	(113,476)
	$14,801	$25,675

Contingency (Note 1)
Commitments (Notes 5 and 11)
Subsequent Event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.	Statement 2
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Deficiency
Shares issued for cash at $0.33 per
share - May 2, 2003	6	$1	$1	$-	$-	$2
Loss for the year	-	-	-	(13,421)	-	(13,421)
Foreign currency translation
adjustment	-	-	-	-	(391)	(391)

Balance - September 30, 2003	6	1	1	(13,421)	(391)	(13,810)
Stock split – April 30, 2004	569	-	-	-	-	-
Shares issued for cash at $0.003
per share – December 22, 2003	2,874,365	2,875	6,018	-	-	8,893
Shares issued for cash at $0.003
per share – April 30, 2004	1,466,220	1,466	3,211	-	-	4,677
Shares issued for consulting at
$0.003 per share – August 26,
2004	939,139	939	2,008	-	-	2,947
Loss for the year	-	-	-	(144,692)	-	(144,692)
Foreign currency translation
adjustment	-	-	-	-	(2,175)	(2,175)

Balance - September 30, 2004	5,280,299	5,281	11,238	(158,113)	(2,566)	(144,160)
Shares issued for consulting at
$0.003 per share – November 17,
2004	234,790	235	545	-	-	780
Shares issued for consulting at
$0.003 per share – March 9, 2005	234,791	235	545	-	-	780
Shares issued for consulting at
$0.033 per share – April 26, 2005	68,999	68	2,241	-	-	2,309
Shares issued for debt at $0.033
per share – April 26, 2005	6,181,121	6,181	200,541	-	-	206,722
Loss for the year	-	-	-	(137,972)	-	(137,972)
Foreign currency translation
adjustment	-	-	-	-	(6,517)	(6,517)

Balance - September 30, 2005
- Issued before acquisition	12,000,000	12,000	215,110	(296,085)	(9,083)	(78,058)
Acquisition of Coloured Industry
Limited
- Recapitalization - September 30,
2005 (Note 1)	5,677,660	5,678	23,887	-	-	29,565

Balance - September 30, 2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.	Statement 2 - Continued
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency – Continued US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Deficiency
Balance Forward - September 30,
2005
- Issued post acquisition	17,677,660	$17,678	$238,997	$(296,085)	$(9,083)	$(48,493)
Shares issued in exchange for debt
at $0.25 per share – February 28,
2006	340,000	340	87,570	-	-	87,910
Shares issued in exchange for debt
at $0.25 per share – February 28,
2006	4,000	4	1,020	-	-	1,024
Shares issued for Colour Industry
Technology at $0.25 per share –
February 28, 2006 (Note 4a)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for Mobile Warrior
Technology at $0.25 per share –
February 28, 2006 (Note 4b)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for cash at $0.25 per
share – March 9, 2006	202,000	202	50,298	-	-	50,500
Shares issued for cash at $0.25
per share – June 23, 2006	200,000	200	49,800	-	-	50,000
Shares issued for cash at $0.25 per
share – July 3, 2006	200,000	200	49,800	-	-	50,000
Loss for the year	-	-	-	(3,300,361)	-	(3,300,361)
Foreign currency translation
adjustment	-	-	-	-	(4,056)	(4,056)

Balance – September 30, 2006	30,623,660	30,624	3,465,485	(3,596,446)	(13,139)	(113,476)
Shares issued for consulting at
$0.25 per share – April 20, 2007	25,000	25	6,225	-	-	6,250

Loss for the year	-	-	-	(275,972)	-	(275,972)
Foreign currency translation
adjustment	-	-	-	-	(7,673)	(7,673)

Balance – September 30, 2007	30,648,660	$30,649	$3,471,710	$(3,872,418)	$(20,812)	$(390,871)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.	Statement 3
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	May 2, 2003
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2007	2006	2007
General and Administrative Expenses
Accounting and auditing	$82,287	$136,503	$292,348
Advertising	-	-	1,890
Amortization	10,500	9,605	25,039
Consulting fees	128,768	34,697	224,762
Filing fees (recovered)	(1,629)	11,217	9,588
Information technology	3,411	3,567	23,348
Intellectual properties (Note 4)	-	3,000,000	3,000,000
Investor relations	18,250	-	18,250
Legal	14,414	82,635	97,974
Office and miscellaneous	-	41	5,135
Rent	11,815	10,806	44,581
Salaries and wages	-	1,900	104,196
Transfer agent fees	390	2,015	2,405
Travel	-	-	6,248
Total General and Administrative Expenses	268,206	3,292,986	3,855,764
Loss from Operations	(268,206)	(3,292,986)	(3,855,764)
Other Income (Expense)
Interest expense	(1,245)	(4,508)	(7,480)
Foreign exchange loss	(6,521)	(2,867)	(9,388)
Miscellaneous income	-	-	214
Net Loss	$(275,972)	$(3,300,361)	$(3,872,418)

Loss per Share – Basic and Diluted	$(0.01)	$(0.13)

Weighted Average Shares Outstanding	30,634,824	25,131,430
Comprehensive Loss
Net Loss	$(275,972)	$(3,300,361)	$(3,872,418)
Foreign currency translation adjustment	(7,673)	(4,056)	(20,812)
Total Comprehensive Loss	$(283,645)	$(3,304,417)	$(3,893,230)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.	Statement 4
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	May 2, 2003
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2007	2006	2007
Operating
Net Loss	$(275,972)	$(3,300,361)	$(3,872,418)
Items not involving an outlay of cash:
Amortization	10,500	9,605	25,039
Shares for consulting services	6,250	-	13,066
Interest expense on promissory notes	-	2,429	2,429
Shares for intellectual properties	-	3,000,000	3,000,000
Changes in non-cash working capital items:
Accounts receivable	509	(509)	-
VAT receivable	3,087	(3,490)	(403)
Prepaid expense	(2,624)	-	(2,624)
Accounts payable	87,917	42,084	130,245
Accrued liabilities	9,871	(24,192)	28,023
	(160,462)	(274,434)	(676,643)
Investing
Acquisition of rights and technology	-	-	(28,403)
Cash acquired on purchase of Emcor Holdings
Inc.	-	-	127,705
	-	-	99,302
Financing
Amounts due to related parties	136,308	32,077	202,344
Loan from related party	-	-	206,722
Loan proceeds	32,425	-	32,425
Convertible promissory note	-	1,000	1,000
Share issuances for cash	-	150,500	164,072
	168,733	183,577	606,563
Effect of foreign currency translation on rights
and technology	(982)	(1,117)	(2,099)
Effect of exchange rate changes on cash	(7,673)	(4,056)	(20,812)
	(8,655)	(5,173)	(22,911)

Change in Cash	(384)	(96,030)	6,311
Cash – Beginning	6,695	102,725	-
Cash – Ending	$6,311	$6,695	$6,311
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$-	$(95)	$(95)

See Note 10 for the supplemental schedule of non-cash investing and financing transactions.

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

1.	Basis of Presentation

Organization

Coloured (US) Inc. (the “Company” or "Emcor") was incorporated on April 5, 2005 under the laws of the State of Nevada, under the name of Emcor Holdings Inc. Effective September 30, 2005, the Company completed a Share Exchange Agreement (“Agreement”) with Coloured Industry Limited (“Coloured”). Coloured, a technology and marketing company headquartered in London, England, was incorporated on May 2, 2003. Pursuant to the Agreement, the Company agreed to issue to the shareholders of Coloured 12,000,000 common shares in exchange for 100% of the issued and outstanding shares of Coloured. On September 30, 2005, Coloured complete the reverse acquisition under a Stock Exchange Agreement (“RTO”) with Emcor. Immediately before the date of the RTO, Emcor had 100,000,000 shares authorized and 5,667,660 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,087,000 issued and outstanding shares of common stock of Coloured were exchanged for 12,000,000 shares of Emcor, on an approximately 5.75 to 1 basis. The transaction was accounted for as a recapitalization of the Company. On December 8, 2005, the Company changed its name to Coloured (US) Inc. The accompanying financial statements are the historical financial statements of Coloured.

The Company’s principal business is the marketing and developing of electronic mobile entertainment services. As defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered to be in the development stage.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has a working capital deficiency of $363,909, an accumulated deficit of $3,872,418 and has incurred an accumulated operating cash flow deficit of $676,643 since incorporation. The Company intends to fund operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year. Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

	a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

	b)	Basis of Consolidation

These consolidated financial statements include the accounts of Coloured since its incorporation on May 2, 2003 and the Company since the reverse acquisition on September 30, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

	c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

	d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	e)	Intellectual Property

The Company accounts for intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized. Instead, each of these assets is tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately.

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

	f)	Long-Lived Assets

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

	g)	Foreign Currency Translations

The Company’s functional currency is the British Pound Sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	g)	– Foreign Currency Translations - continued

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

	h)	Income Taxes

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

	i)	Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loan payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	j)	Segment Reporting

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and United States (Note 9).

	k)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock- Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

	l)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At September 30, 2007, comprehensive loss consisted of the net loss for the year and foreign currency translation adjustments.

	m)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2007 and 2006. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

	n)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet.

	o)	Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

3.	Rights and Technology

The Company has a software licence for the mobile platform known as ARTE. The Company amortizes the software on a straight-line basis over the estimated useful life of three years as follows:

		Effect of	Net Book		Net Book
		Foreign		Value	Value
		Currency	September 30,		September 30,
	Cost	Translation	Accumulated Amortization	2007	2006

Rights and Technology	$28,403	$2,099	$(25,039)	$5,463	$14,981

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

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

5.	Related Party Balances and Transactions

Related party transactions are as follows:

a)

The amounts due to related parties of $202,344 (September 30, 2006 - $66,036) are non-interest bearing and due on demand. Included in amounts due to related parties are $28,348 (September 30, 2006 - $25,924) owing to a corporate shareholder, $100 (September 30, 2006 - $92) owing to the Managing Director, $7,927 (September 30, 2006 - $7,249) and $27,644 (September 30, 2006 - $14,045) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $138,325 (September 30, 2006 - $18,726) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay to the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,720 common shares. When the Company accepted a take- over offer, the balance of the 1,408,720 shares were issued. During the year, $Nil (September 30, 2006 - $1,851) was paid to the Managing Director in cash. The Managing Director waived his annual salary for the years ended September 30, 2007 and 2006. At September 30, 2007, $100 (September 30, 2006 - $92) remains owing the Managing Director.

	c)	During the year ended September 30, 2007, the Company paid or accrued the following fees:

		i)	$11,815 (September 30, 2006 - $10,806) for rent to a company with a director in common with a corporate shareholder of the Company; and

		ii)	$117,460 (September 30, 2006 - $18,726) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

a)

All share information presented in these financial statements relating to share transactions taking place prior to September 30, 2005 has been, restated to reflect the approximately 5.75 to 1 ratio based upon the 12,000,000 shares issued on September 30, 2005 to acquire the shares of Coloured (Note 1).

b)	In the year of incorporation, the Company issued 6 shares of common stock for total cash consideration of $2.

c)	During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis.

d)	During the year ended September 30, 2004, the Company issued 4,340,585 of common stock for total cash consideration of $13,570.

e)

During the year ended September 30, 2004, the Company issued 939,139 common shares to the Managing director for consulting and employment services. The shares were recorded at $2,947, being the fair value at the time of issuance (Note 5b).

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

f)

During the year ended September 30, 2005, the Company issued 469,581 common shares to the Managing director for consulting and employment services. The shares were recorded at $1,560, being the fair value at the time of issuance (Note 5b).

g)

During the year ended September 30, 2005,, the Company issued 57,499 shares of common stock to an unrelated party for six months of public relation services. The shares were recorded at $1,923, being the fair value at the time of the issuance.

h)

During the year ended September 30, 2005,, the Company issued 5,750 shares of common stock to an unrelated party for six months of consulting services. The shares were recorded at $193, being the fair value at the time of issuance.

i)

During the year ended September 30, 2005,, the Company issued 5,750 shares of common stock to an unrelated party for consulting services. The shares were recorded at $193, being the fair value at the time of issuance

j)	During the year ended September 30, 2005, and by agreement dated April 26, 2005, the Company issued 6,181,121 common shares in full settlement of $206,722 of debt owed to the majority shareholder.

k)	By agreement dated February 28, 2006, the Company issued 344,000 common shares in full settlement of $86,000 of promissory notes payable plus related interest of $1,910.

l)	On February 28, 2006, the Company issued 4,000 shares in exchange for debt at $0.25 per share.

m)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Colour Industry Technology from a related party. The value assigned was $1,500,000, being equal to the most recent share transaction of the Company of $0.25 per share (Note 4a).

n)

On February 28, 2006, the Company issued 6,000,000 common shares to acquire the Mobile Warrior Technology. The value assigned was $1,500,000 being equal to the most recent share transaction of the Company of $0.25 per share (Note 4b).

o)	By agreement dated March 9, 2006, the Company issued 202,000 shares to an unrelated party for total cash consideration of $50,500.

p)	On June 23, 2006, the Company issued 200,000 common shares for total cash consideration of $50,000 to an unrelated party.

q)	On July 3, 2006, the Company issued 200,000 common shares for total cash consideration of $50,000 to an unrelated party.

r)	On April 20, 2007, the Company issued 25,000 common shares at $0.25 per share to an unrelated party for consulting services.

There were no warrants or stock options granted during the current year and none were outstanding as at September 30, 2007 and 2006.

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

7.	Loan Payable

During the current year, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at September 30, 2007, the loan balance was $32,425 and related accrued interest was $800.

On July 1, 2007, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The loan has a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

8.	Income Taxes

	a)	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	September	September
	30, 2007	30, 2006
	$	$

Loss before income taxes	$(275,972)	$(3,300,361)

Expected income tax (recovery)	$(91,388)	$(1,056,115)
Items (deductible) not deductible for income tax purposes	(60,509)	979,984
Tax losses for which an income benefit has not been
recognized	10,249	-
Change in valuation allowance and other	141,648	76,131

Net refundable amount	$-	$-

Represented by:
Current income tax	$-	$-
Deferred income tax recovery	$-	$-

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

8.	Income Taxes – Continued

	b)	The significant components of the Company's deferred income tax assets after applying substantially enacted corporate income tax rates are as follows:

	As at	As at
	September	September
	30, 2007	30, 2006
	$	$

Deferred income tax assets
Non-capital losses	$396,314	$244,000
Carrying value of intellectual property in excess of tax
value	912,334	923,000

Deferred tax asset	1,308,648	1,167,000
Less: Valuation allowance	(1,308,648)	(1,167,000)

Net deferred tax asset	$-	$-

The Company has incurred non-capital losses for UK tax purposes of approximately $419,532 (2006 – $369,000) which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $795,452 (2006 – $394,000), which can be used to reduce taxable income and will expire through 2027. In addition, the Company has $2,683,000 (2006 – $2,883,000) of intellectual property costs deductible for tax purposes at $200,000 per year.

9.	Segmented Information

Details on a geographic basis as at September 30, 2007 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$10,813	$3,988	$14,801
Loss for the year	$(61,058)	$(214,914)	$(275,972)

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$18,793	$6,882	$25,675
Loss for the year	$(73,292)	$(3,227,069)	$(3,300,361)

Coloured (US) Inc.
(dba CI Mobile Gaming)
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

10.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

				Cumulative from
		For the Year	For the Year	Incorporation
		Ended	Ended	(May 2, 2003	) to
		September 30,	September 30,	September 30,
		2007	2006	2007
Shares issued for acquisition of Coloured
Industry Limited		$-	$-	$29,565
Shares issued for consulting services		$6,250	$-	$13,066
Shares issued to related party for debt		$-	$-	$206,722
Shares issued to unrelated parties for debt		$-	$88,934	$88,934
Shares issued for intellectual properties
(Note 4)		$-	$3,000,000	$3,000,000
Acquisition of Assets and Liabilities of Emcor
Holdings Inc.:
Assets	$		$-	$30,492
Liabilities		$-	$-	$98,140

11.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is GBP 5,000 for a minimum of one year beginning on August 1, 2006. At September 30, 2007, $117,460 (2006 - $18,726) was accrued (Note 5c(ii)). This agreement will automatically renew on a month-to-month basis with the same terms and conditions. Either party may terminate this agreement with one month’s advance written notice.

12.	Subsequent Event

On November 7, 2007, the Company issued 8,000,000 units for a total cash consideration of $200,000. Each unit consist of one common share and a warrant to acquire one additional common share for $0.025 per share by November 7, 2009.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”), resigned as principal independent registered public accounting firm of the Company effective January 16, 2007. In view of this resignation, the Company engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as its principal independent registered public accounting firm effective January 22, 2007. The decision to change its principal independent registered public accounting firm was approved by the Company’s board of directors.

The report of Staley, Okada dated November 2, 2006 on the consolidated balance sheets of the Company as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations, and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (May 2, 2003) to September 30, 2006, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

In connection with the audit of the period from incorporation (May 2, 2003) to September 30, 2006 through to the date of their resignation, there were no disagreements between the Company and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Staley, Okada would have caused them to make reference thereto in their report on the Company’s audited consolidated financial statements.

The Company provided Staley, Okada with a copy of the foregoing disclosures and requested in writing that Staley, Okada furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company received the requested letter from Staley, Okada wherein they have confirmed their agreement to the Company’s disclosures and a copy of Staley, Okada’s letter was filed with the current report on Form 8-K disclosure the change of auditors.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2007.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officer and director and his age as of January 11, 2008 are as follows:

Name of Director	Age

Lars Brannvall	42

Name of Executive Officer	Age	Office

Lars Brannvall	42	President and Chief Executive Officer

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

Our board of directors has determined that Mr. Lars Brannvall, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Further, Mr. Brannvall is not “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards, as he is our sole executive officer in addition to being our sole director.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director, officer and shareholder, namely Mr. Lars Brannvall, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Significant Employees

We have no significant employees other than Mr. Lars Brannvall, our president, chief executive officer and sole director.

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

Debra Rosales, Lars Brannvall, Colour Industry Inc. and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the heading “Description of Business”)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied with.

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to our president and chief executive officer, Lars Brannvall for the fiscal years ended September 30, 2007 and 2006.

No compensation was paid to our officers other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lars Brannvall	2007	$Nil	Nil	$Nil	Nil	Nil	Nil	Nil	$Nil
(1)	2006	$1,851	Nil	$Nil	Nil	Nil	Nil	Nil	$1,851

(1) Mr. Brannvall has been our chief executive officer since September 30, 2005. Ms. Sharon Cocker was our chief executive officer from April 5, 2005, the date of our incorporation, to September 30, 2005, the date of our acquisition of Coloured UK. We did not pay any compensation to Ms. Cocker during this period.

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

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our fiscal year ended September 30, 2007, or (ii) since the end of our fiscal year on September 30, 2007.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 11, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Name and address	Amount and nature
Title of class	of beneficial owner(2)	of beneficial owner	Percentage of class(1)

Directors and
Officers

Common Stock	Lars Brannvall	1,608,721	4.2%
	46 Buckingham Road
	Brighton, UK
	BN1 3RQ

Common Stock	All executive officers and	1,608,721	4.2%
	directors as a group (one
	person)

5% Shareholders

Common Stock	Colour Industry Inc.(3)	5,772,292	14.9%
	FD ICIC Building,
	Lower Factory Road,
	St. John’s, Antigua

Common Stock	The Coloured Industry	6,000,000	15.5%
	Technology Partnership 2
	LLP(4)
	4 Bedford Road
	London, UK WC1R 4DF

Common Stock	The Mobile Warrior	6,000,000	15.5%
	Technology Partnership LLP(5)
	4 Bedford Road
	London, UK WC1R 4DF

(1) The percentage of class is based on 38,648,660 shares of common stock issued and outstanding as of January 11, 2008.

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

Lars Brannvall

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

We paid or accrued the following fees to Outlander Management during 2006 and 2005 in respect of administrative services provided by Outlander Management:

Expense	Year ended September 30, 2007	Year ended September 30, 2006
Accounting	$Nil	$Nil
Legal fees	$Nil	$Nil
Salaries and Wages	$Nil	$Nil

As at September 30, 2006, we have an amount payable to Outlander Management of $25,924 for management services. This amount had increased to $28,348 as at September 30, 2007 primarily as a result of changes in foreign exchange rates.

Azuracle Ltd.

As at September 30, 2006, we owed $14,045 to Azuracle for accrued rent. Azuracle is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. This amount had increased to $27,644 as at September 30, 2007. Mr. DeBo was previously, but is no longer, a director of Outlander Management.

Azuracle has agreed to defer the payment of the outstanding amounts which we owe them until such time as we have arranged and received sufficient funding to pay our accrued liabilities.

DeBondo Capital Inc.

As at September 30, 2006, we owed $7,249 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. This amount had increased to $7,927 as at September 30, 2007 as a result in an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound. Mr. DeBo was previously, but is no longer, a director of Outlander Management.

DeBondo Capital Limited

We entered into a one year consulting agreement dated August 1, 2006 with DeBondo Capital Limited, a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,326 (GBP 5,000) per month for a minimum of one year beginning on the agreement date. During fiscal 2007, $117,460 was accrued on account of amounts owing under this agreement, such that the amount owing as at September 30, 2007 was $138,325. The agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after August 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Item 13.	Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

Exhibit
Number	Description of Exhibit
10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.

(3)	Filed as an exhibit to this annual report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended September 30,
	2007	2006
Audit Fees	$10,500	$62,929.33
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$10,500	$62,929.33

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

Date: January 15, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lars Brannvall	Chief Executive Officer	January 15, 2008
____________________________________	(Principal Executive Officer),
Lars Brannvall	Chief Financial Officer
(Principal Accounting Officer)
and Director