Form 10KSB/A
period 2007-09-30
COLOURED (US) INC.
filed 2008-02-01
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______
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

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes[X] No[ ]

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

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB hereby amends the Company’s original Annual Report on Form 10-KSB for the year ended September 30, 2007, originally filed with the Securities and Exchange Commission on January 15, 2008 (the “Original Form 10-KSB”), in order to include a revised report of our independent public accountants, Dale Matheson Carr-Hilton LeBonte LLP, Chartered Accountants, dated January 11, 2008, on our financial statements for the year ended September 30, 2007. The report of Dale Matheson Carr-Hilton LeBonte LLP, Chartered Accountants included with the Original Form 10-KSB was inadvertently dated January 11, 2007 instead of the correct date of January 11, 2008. There are no other amendments to our Original Form 10-KSB or the financial statements included with the Original Form 10-KSB.

Item 7.	Financial Statements

The following unaudited condensed consolidated interim financial statements of Coloured (US) Inc. (the “Company”) are included in this Amendment No. 1 annual report on Form 10-KSB:

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
January 11, 2008

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

"STALEY, OKADA & PARTNERS"

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

Item 13.	Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited
10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK
10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK
10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003
10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII
10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII
10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK
10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)
10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)
10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS
10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons
10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP
10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP
10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement
10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management
10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore
10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom
10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

Exhibit
Number	Description of Exhibit
10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore
10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean
10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden
10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic
10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland
10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd
10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan
10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent
10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares
10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share
10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited
10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK
10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share
10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share
10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited
31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(3)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.
(2)	Filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.
(3)	Filed as an exhibit to this Amendment No. 1 Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:	/s/ Lars Brannvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer
Date: January 31, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lars Brannvall	Chief Executive Officer	January 31, 2008
(Principal Executive Officer),
Chief Financial Officer
Lars Brannvall	(Principal Accounting Officer)
and Director