Form 10QSB
period 2007-12-31
COLOURED (US) INC.
filed 2008-02-19
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 38,648,660 shares of common stock as of February 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

COLOURED (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

The following unaudited consolidated financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at December 31, 2007 (unaudited) and September 30, 2007 (audited)	F-1

Consolidated Statements of Operations for the three month periods ended December 31, 2007 and 2006 and for the period from incorporation (May 2, 2003) to December 31, 2007	F-2

Consolidated Statements of Cash Flows during the three month periods ended December 31, 2007 and 2006 and for the period from incorporation (May 2, 2003) to December 31, 2007	F-3

Notes to Consolidated Financial Statements	F-4

COLOURED (US) INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$77,978	$6,311
VAT receivable	-	403
Prepaids	2,256	2,624
	80,234	9,338

Rights and Technology, net	2,665	5,463
	$82,899	$14,801

LIABILITIES
Current
Accounts payable	$17,234	$130,245
Accrued liabilities	42,054	40,658
VAT payable	2,852	-
Due to related parties (Note 2)	231,447	202,344
	293,587	373,247

Loan Payable (Note 3)	32,425	32,425

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 4)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 30,648,660 (September 30, 2007 – 30,648,660)	30,649	30,649
Additional paid-in capital	3,471,710	3,471,710
Shares subscribed but not issued	200,000	-
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(25,853)	(20,812)
Deficit – Accumulated during the development stage	(3,919,619)	(3,872,418)
	(243,113)	(390,871)
	$82,899	$14,801

Contingency (Note 1)
Commitment (Note 5)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	May 2, 2003
	Months Ended	Months Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2007
General and Administrative Expenses
Accounting and auditing	$9,258	$27,223	$301,606
Advertising	-	-	1,890
Amortization	2,728	2,611	27,767
Consulting fees	30,677	33,065	255,439
Filing fees (recovery)	368	(4,205)	9,956
Information technology	-	-	23,348
Intellectual properties	-	-	3,000,000
Investor relations	-	-	18,250
Legal	21,990	2,506	119,964
Office and miscellaneous	-	-	5,135
Rent	3,068	2,874	47,649
Salaries and wages	-	-	104,196
Transfer agent fees	-	110	2,405
Travel	-	557	6,248
Total General and Administrative Expenses	68,089	64,741	3,923,853
Loss from Operations	(68,089)	(64,741)	(3,923,853)
Other Income (Expense)
Gain on settlement of debt	20,144	-	20,144
Interest expense	(516)	(364)	(7,996)
Foreign exchange gain (loss)	1,260	(8)	(8,128)
Miscellaneous income	-	62	214
Loss for the Period	$(47,201)	$(65,051)	$(3,919,619)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	30,648,660	30,623,660

Comprehensive Loss:
Net loss	$(47,201)	$(65,051)	$(3,919,619)
Foreign currency translation adjustment	5,041	3,053	25,853

Total Comprehensive Loss	$(52,242)	$(68,104)	$(3,945,472)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the three	May 2, 2003
	Months Ended	Months Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating
Net Loss	$(47,201)	$(65,051)	$(3,919,619)
Items not involving an outlay of cash:
Amortization	2,728	2,611	27,767
Gain on settlement of debt	(20,144)	-	(20,144)
Shares for consulting services	-	-	13,066
Interest accrued on promissory notes	-	-	2,429
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:		-
Accounts receivable	-	509	-
VAT receivable and payable	3,255	(291)	2,852
Prepaid expense	368	(5,250)	(2,256)
Accounts payable	(92,867)	21,054	37,378
Accrued liabilities	1,396	11,340	29,419
Net cash flows used in operations	(152,465)	(35,078)	(829,108)
Investing
Acquisition of rights and technology	-	-	(28,403)
Cash acquired on purchase of Emcor Holdings
Inc.	-	-	127,705
Net cash flows from investing activities	-	-	99,302
Financing
Amounts due to related parties	29,103	34,511	231,447
Loan from related party	-	-	206,722
Loan proceeds	-	-	32,425
Convertible promissory note	-	-	1,000
Share issuances for cash	-	-	164,072
Shares subscribed	200,000	-	200,000
Net cash flows from financing activities	229,103	34,511	835,666
Effect of exchange rate changes
Effect of foreign currency translation on rights
and technology	70	(692)	(2,029)
Effect of exchange rate changes on cash	(5,041)	(3,053)	(25,853)
	(4,971)	(3,745)	(27,882)

Change in Cash	71,667	(4,312)	77,978
Cash – Beginning	6,311	6,695	-
Cash – Ending	$77,978	$2,383	$77,978

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2007, the Company has a working capital deficiency of $213,353, an accumulated deficit of $3,919,619 and has incurred an accumulated operating cash flow deficit of $829,108 since incorporation. The Company intends to fund operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

2.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $231,447 (September 30, 2007 - $202,344) are non-interest bearing and due on demand. Included in amounts due to related parties are $27,651 (September 30, 2007 - $28,348) owing to a corporate shareholder, $98 (September 30, 2007 - $100) owing to the Managing Director, $7,732 (September 30, 2007 - $7,927) and $26,964 (September 30, 2007 - $27,644) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $169,002 (September 30, 2007 - $138,325) owing to a company with an officer in common with a corporate shareholder of the Company.

	b)	During the three months ended December 31, 2007, the Company paid or accrued the following fees:

		i)	$3,068 (December 31, 2006 - $2,874) for rent to a company with a director in common with a corporate shareholder of the Company; and

		ii)	$30,677(December 31, 2006 - $29,387) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Loan Payable

On July 1, 2007, the Company entered into a formal loan agreement with Karada Ltd. (“Karada”), an unrelated third party, for debt financing. The loan is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

As at December 31, 2007, the loan balance was $32,425 (September 30, 2007 - $32,425).

4.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 500,000 preferred shares with a par value of $0.001 per share.

On November 7, 2007, the Company received $200,000 as total cash consideration for the purchase of 4,000,000 units, each unit consisting of one common share and a warrant to acquire one additional common share for $0.05 per share by November 7, 2009. On December 17, 2007, the Company amended the terms of the above offering to increase the number of units to 8,000,000 and reduce the price to $0.025. The new expiry date of the warrants is December 17, 2009. As of February 14, 2008, these shares have not been issued.

There were 8,000,000 warrants and no stock options outstanding as at December 31, 2007.

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

5.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payment for general consulting services is GBP 5,000 for a minimum of one year beginning on August 1, 2006. At December 31, 2007, $169,002 (2006 - $48,113) was accrued and included in amounts due to related parties. This agreement will automatically renew on a month-to-month basis with the same terms and conditions. Either party may terminate this agreement with one month’s advance written notice.

Item 2.                 Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month period ended December 31, 2007.

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

2.	We anticipate spending approximately $20,000 over the next twelve months on the development of new features for our mobile games.

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

We had cash of $77,978 and working capital deficit of $213,353 as at December 31, 2007. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $304,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit.

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

Results Of Operations – Three month period ended December 31, 2007 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007and 2006, respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	May 2, 2003
	Months Ended	Months Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2007
General and Administrative Expenses
Accounting and auditing	$9,258	$27,223	$301,606
Advertising	-	-	1,890
Amortization	2,728	2,611	27,767
Consulting fees	30,677	33,065	255,439
Filing fees	368	(4,205)	9,956
Information technology	-	-	23,348
Intellectual properties	-	-	3,000,000
Investor relations	-	-	18,250
Legal	21,990	2,506	119,964
Office and miscellaneous	-	-	5,135
Rent	3,068	2,874	47,649
Salaries and wages	-	-	104,196
Transfer agent fees	-	110	2,405
Travel	-	557	6,248
Total General and Administrative Expenses	68,089	64,741	3,923,853
Loss from Operations	(68,089)	(64,741)	(3,923,853)
Other Income (Expense)
Settlement of debt	20,144	-	20,144
Interest expense	(516)	(364)	(7,996)
Foreign exchange gain (loss)	1,260	(8)	(8,128)
Miscellaneous income	-	62	214
Loss for the Period	$(47,201)	$(65,051)	$(3,919,619)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements and to our compliance with the reporting obligations under the Securities Exchange Act of 1934.

Accounting and auditing expenses decreased to $9,258 during the first three month period of fiscal 2008 compared to $27,223 during the first three month period of fiscal 2007.

Amortization

We incurred $2,728 in amortization expenses during the first three month period of fiscal 2008 compared to $2,611 during the first three month period of fiscal 2007. We commenced our amortization of the server and software platform we needed to host and operate the Coloured Mobile Games (excluding Mobile Warrior, which is hosted by agreement with TrackWell) in fiscal 2007. We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Consulting Fees

Consulting Fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services pursuant to a consulting agreement between the Company and Debondo Capital Limited dated August 1, 2006.

Our consulting fees decreased slightly to $30,677 during the first three month period of fiscal 2008 compared to $33,065 during the first three month period of fiscal 2007.

Information Technology

We did not incur any information and technology expenses during the first three month period of fiscal 2008 nor during the first three month period of fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three month period of fiscal 2008 nor during fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased slightly to $3,068 during the first three month period of fiscal 2008 compared to $2,874 during the first three month period of fiscal 2007. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. We did not incur any salaries and wages expenses during the first three month period of fiscal 2008 nor during fiscal 2007. Mr. Brannvall ceased to draw a salary from us since October 1, 2006.

Loss for the Period

Our loss for the period during the first three month period of fiscal 2008 decreased to $47,201 compared to $65,051 during the first three month period of fiscal 2007.

Liquidity And Capital Resources

We had cash of $77,978 and working capital deficit of $213,353 as at December 31, 2007. We had cash of $6,311 and working capital deficit of $363,909 as at September 30, 2007.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $168,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $304,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $152,465 in operating activities during the first three month period of fiscal 2008 compared to cash used of $35,078 in operating activities during the first three month period of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three month period of fiscal 2008 nor during the first three month period of fiscal 2007.

Cash from Financing Activities

We generated cash of $229,103 from financing activities during the first three month period of fiscal 2008 compared to cash of $34,511 during the first three month period of fiscal 2007. Of the amount generated in the first three month period of fiscal 2008, $200,000 was attributable to share subscriptions.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2007.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of equity securities in transactions that have not been registered under the Act during the three months ended December 31, 2007, as disclosed in our amended Current Report on Form 8-K filed under the Securities Exchange Act of 1934 (the “Exchange Act”) on February 15, 2008:

  On December 17, 2007, we completed a private placement with nine investors of 8,000,000 units of shares of our common stock (the “Units”) at a price of US$0.025 per Unit for total proceeds of US$200,000 pursuant to Rule 903 under Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Each Unit consists of one share and one share purchase warrant (each a “Warrant”), each Warrant entitles the holder to purchase an additional share of common stock of the Company at a price of $0.025 per share for a period of two years from the date of issue. No commissions were paid in connection with the completion of this offering. We completed the offering of the Units pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the Units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Units. Each investor represented to us that the investor was not a “U.S. person”, as defined in Regulation S, and was not acquiring the Units for the account or benefit of a U.S. person. The subscription agreement executed between us and each of the investors included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the subscription agreement for the Units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month period ended December 31, 2007.

Item 5.                 Other Information

None

Item 6.                 Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

Exhibit
Number	Description of Exhibit

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

Exhibit
Number	Description of Exhibit

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

10.34(3)	Form of Regulation S subscription agreement entered into between the Company with certain Investors on December 17, 2007.

31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.

(3)	Filed as an exhibit to our amendment no. 1 current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

(4)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:          /s/ Lars Brannvall
               ________________________________
               Lars Brannvall
               Chief Executive Officer and Chief Financial Officer

               Date: February 19, 2008