Form 10-Q
period 2008-03-31
COLOURED (US) INC.
filed 2008-05-15
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____to _____

Commission File Number: 000-52152

COLOURED (US) INC.
(Name of issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1189
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,648,660 shares of common stock as of May 15, 2008.

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

COLOURED (US) INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

INDEX

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Consolidated Balance Sheets as at March 31, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Consolidated Statements of Operations for the three and six month periods ended March 31, 2008 and 2007 and for the period from incorporation (May 2, 2003) to March 31, 2008	F-3

Consolidated Statements of Cash Flows during the three and six month periods ended March 31, 2008 and 2007 and for the period from incorporation (May 2, 2003) to March 31, 2008	F-4

Notes to Consolidated Financial Statements	F-5

COLOURED (US) INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$39,108	$6,311
VAT receivable	-	403
Prepaids	-	2,624
	39,108	9,338

Rights and Technology, net	-	5,463
	$39,108	$14,801

LIABILITIES
Current
Accounts payable	$24,908	$130,245
Accrued liabilities	24,084	40,658
VAT payable	2,805	-
Due to related parties (Note 2)	268,656	202,344
	320,453	373,247

Loan Payable (Note 3)	32,425	32,425

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 4)
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 38,648,660 (September 30, 2007 – 30,648,660)	38,649	30,649
Additional paid-in capital	3,663,710	3,471,710
Preferred stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Other Comprehensive Loss	(26,169)	(20,812)
Deficit – Accumulated during the development stage	(3,989,960)	(3,872,418)
	(313,770)	(390,871)
	$39,108	$14,801

Contingency (Note 1)
Commitment (Note 5)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
	For Three	For Three	For Six	For Six	Incorporation
	Months	Months	Months	Months	May 2, 2003
	Ended	Ended	Ended	Ended	To
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
General and
Administrative Expenses
Accounting and auditing	$22,564	$16,942	$31,822	$44,165	$324,170
Advertising	-	-	-	-	1,890
Amortization	636	2,548	3,364	5,159	28,403
Consulting fees	29,983	33,445	60,660	66,510	285,422
Filing fees net of recovery	2,612	1,643	2,980	(2,562)	12,568
Information technology	260	2,488	260	2,488	23,608
Intellectual properties	-	-	-	-	3,000,000
Investor relations	-	18,250	-	18,250	18,250
Legal	6,575	2,328	28,565	4,834	126,539
Office and miscellaneous	-	-	-	-	5,135
Rent	2,968	2,931	6,036	5,805	50,617
Salaries and wages	-	-	-	-	104,196
Transfer agent fees	357	125	357	235	2,762
Travel net of recovery	113	(557)	113	-	6,361
Total General and
Administrative Expenses	66,068	80,143	134,157	144,884	3,989,921

Loss from Operations	(66,068)	(80,143)	(134,157)	(144,884)	(3,989,921)

Other Income (Expense)
Gain on settlement of debt
	-	-	20,144	-	20,144
Interest expense	(2,845)	(166)	(3,361)	(530)	(10,841)
Foreign exchange gain
(loss)	(1,428)	6	(168)	(2)	(9,556)
Miscellaneous income	-	(62)	-	-	214

Loss for the Period	$(70,341)	$(80,365)	$(117,542)	$(145,416)	$(3,989,960)

Loss per Share – Basic
and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	34,692,616	30,623,660	32,659,589	30,623,660

Comprehensive Loss:
Net loss	$(70,341)	$(80,365)	$(117,542)	$(145,416)	$(3,989,960)
Foreign currency
translation adjustment	(316)	7,391	(5,357)	4,338	(26,169)

Total Comprehensive Loss	$(70,657)	$(72,974)	$(122,899)	$(141,078)	$(4,016,129)

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For Six	For Six	May 2, 2003
	Months Ended	Months Ended	to
	March 31,	March 31,	March 31,
	2008	2007	2008
Operating
Net Loss	$(117,542)	$(145,416)	$(3,989,960)
Items not involving an outlay of cash:
Amortization	3,364	5,159	28,403
Gain on settlement of debt	(20,144)	-	(20,144)
Interest accrued on promissory notes	-	-	2,429
Shares for consulting services	-	-	13,066
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:		-
Accounts receivable	-	509	-
VAT receivable and payable	3,208	893	2,805
Prepaids	2,624	(3,518)	-
Accounts payable	(85,193)	75,115	45,052
Accrued liabilities	(16,574)	2,105	11,449
Amounts due to related parties	66,312	66,982	268,656
Net cash flows provided by (used in)
operations	(163,945)	1,829	(638,244)
Investing
Acquisition of rights and technology	-	-	(28,403)
Cash acquired on purchase of Emcor Holdings
Inc.	-	-	127,705
Net cash flows from investing activities	-	-	99,302
Financing
Loan from related party	-	-	206,722
Loan proceeds	-	-	32,425
Convertible promissory note	-	-	1,000
Share issuances for cash	200,000	-	364,072
Net cash flows from financing activities	200,000	-	604,219
Effect of exchange rate changes
Effect of foreign currency translation on rights
and technology	2,099	(357)	-
Effect of exchange rate changes on cash	(5,357)	(3,624)	(26,169)
	(3,258)	(3,981)	(26,169)
Change in Cash	32,797	(2,152)	39,108
Cash – Beginning	6,311	6,695	-
Cash – Ending	$39,108	$4,543	$39,108
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-		$-	$-
Interest Paid	$-	$	$ -	$-

The accompanying notes are an integral part of these consolidated financial statements

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2008, the Company has a working capital deficiency of $281,345, an accumulated deficit of $3,989,960 and has incurred an accumulated operating cash flow deficit of $638,244 since incorporation. The Company intends to fund operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $268,656 (September 30, 2007 - $202,344) are non-interest bearing and due on demand. Included in amounts due to related parties are $27,620 (September 30, 2007 - $28,348) owing to a corporate shareholder, $1,465 (September 30, 2007 - $100) owing to the Managing Director, $7,723 (September 30, 2007 - $7,927) and $32,919 (September 30, 2007 - $27,644) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $198,929 (September 30, 2007 - $138,325) owing to a company with an officer in common with a corporate shareholder of the Company.

b)	During the six months ended March 31, 2008, the Company paid or accrued the following fees:

	i)	$6,036 (March 31, 2007 - $5,805) for rent to a company with a director in common with a corporate shareholder of the Company; and

	ii)	$60,604 (March 31, 2007 - $58,825) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

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

As at March 31, 2008, the loan balance was $32,425 (September 30, 2007 - $32,425).

4.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share.

On November 7, 2007, the Company received $200,000 as total cash consideration for the purchase of 4,000,000 units, each unit consisting of one common share and a warrant to acquire one additional common share for $0.05 per share by November 7, 2009. On December 17, 2007, the Company amended the terms of the above offering to increase the number of units to 8,000,000 and reduce the price to $0.025. The new expiry date of the warrants is December 17, 2009. On February 14, 2008, these shares were issued.

There were 8,000,000 warrants and no stock options outstanding as at March 31, 2008.

Coloured (US) Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

5.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payment for general consulting services is GBP 5,000 for a minimum of one year beginning on August 1, 2006. At March 31, 2008, $198,929 (September 30, 2007 - $138,325) was accrued and included in amounts due to related parties. This agreement will automatically renew on a month-to- month basis with the same terms and conditions. Either party may terminate this agreement with one month’s advance written notice.

6.	Subsequent event

On April 11, 2008, the Company issued a $30,000 promissory note to Green Shoe Investments Ltd. (“Green”), an unrelated party. The principal sum of $30,000 with interest of 5% will be repayable on April 11, 2009.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ended March 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month period ended March 31, 2008.

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

We intend to market and distribute our games through a number of different “gateway owners”, or companies that sell mobile phone products and services to the general public. Gateway owners include wireless network providers (such as Vodafone, Orange, T-Mobile, Sprint), Internet portals (MSN and Lycos) and media companies that publish or distribute products in which mobile services are generally advertised (Bertelsmann and Bonnier). To assist us in marketing our games to these gateway owners, we have established and intend to build relationships with various agents and resellers located in Europe, America and Asia whom we intend to partner with to distribute our games worldwide. We intend to expand our dealings to include gateway owners in North America and eventually South America and Australia. Each of these regions has shown growth in the use of text-messaging among mobile phone users in recent years.

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

If we raise financing to pursue our current business, our plan of operations would be to exploit our mobile games in their present form. While our strategy in each geographic market will vary according to a number of factors including the maturity of the local mobile gaming market and the telecom infrastructure available, our overall objective is to establish greater awareness of our mobile games in each marketplace in order to generate initial revenues. We plan to achieve this objective by undertaking sales and marketing campaigns in each market directed at local gateway owners. We will also continue creating relationships with strategic partners/resellers in different markets where we have few direct contacts. We also anticipate proceeding with the continued enhancement of our mobile games with a view to increasing their features and functionality.

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

We had cash of $39,108 and working capital deficit of $281,345 as at March 31, 2008. Our planned expenditures over the next twelve months in the amount of $168,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $450,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit.

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

Results Of Operations – Six month period ended March 31, 2008 and 2007

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007and 2006, respectively.

					Cumulative
					From
	For Three	For Three	For Six	For Six	Incorporation
	Months	Months	Months	Months	May 2, 2003
	Ended	Ended	Ended	Ended	To
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
General and
Administrative Expenses
Accounting and auditing	$22,564	$16,942	$31,822	$44,165	$324,170
Advertising	-	-	-	-	1,890
Amortization	636	2,548	3,364	5,159	28,403
Consulting fees	29,983	33,445	60,660	66,510	285,422
Filing fees net of recovery	2,612	1,643	2,980	(2,562)	12,568
Information technology	260	2,488	260	2,488	23,608
Intellectual properties	-	-	-	-	3,000,000
Investor relations	-	18,250	-	18,250	18,250
Legal	6,575	2,328	28,565	4,834	126,539
Office and miscellaneous	-	-	-	-	5,135
Rent	2,968	2,931	6,036	5,805	50,617
Salaries and wages	-	-	-	-	104,196
Transfer agent fees	357	125	357	235	2,762
Travel net of recovery	113	(557)	113	-	6,361
Total General and
Administrative Expenses	66,068	80,143	134,157	144,884	3,989,921

Loss from Operations	(66,068)	(80,143)	(134,157)	(144,884)	(3,989,921)
Other Income (Expense)

Gain on settlement of debt	-	-	20,144	-	20,144
Interest expense	(2,845)	(166)	(3,361)	(530)	(10,841)
Foreign exchange gain
(loss)	(1,428)	6	(168)	(2)	(9,556)
Miscellaneous income	-	(62)	-	-	214

Loss for the Period	$(70,341)	$(80,365)	$(117,542)	$(145,416)	$(3,989,960)

Loss per Share – Basic
and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted Average Shares
Outstanding	34,692,616	30,623,660	32,659,589	30,623,660

Comprehensive Loss:
Net loss	$(70,341)	$(80,365)	$(117,542)	$(145,416)	$(3,989,960)
Foreign currency
translation adjustment	(316)	7,391	(5,357)	4,338	(26,169)

Total Comprehensive Loss	$(70,657)	$(72,974)	$(122,899)	$(141,078)	$(4,016,129)

Revenue

We have not generated revenues from sales of our Coloured mobile games to date.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements and to our compliance with the reporting obligations under the Securities Exchange Act of 1934.

Accounting and auditing expenses decreased during the first half of fiscal 2008 compared to the first half of fiscal 2007 due to less activity during 2008.

Consulting Fees

Consulting Fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services pursuant to a consulting agreement between the Company and Debondo Capital Limited dated August 1, 2006.

Information Technology

We did not incur any information and technology expenses during the first half of fiscal 2008 nor during the first half of fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first half of fiscal 2008 nor during fiscal 2007. We had determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the Company’s statutory obligations as a reporting company under the Securities Exchange Act of 1934 including the preparations and filings of our quarterly reports with the SEC. Legal expenses increased during the first quarter of 2008 due to the financing completed during this period.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased slightly during the first half of fiscal 2008 compared to the first half of fiscal 2007 due to increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Lars Brannvall, our sole executive officer and employee. We did not incur any salaries and wages expenses during the first half of fiscal 2008 nor during fiscal 2007. Mr. Brannvall ceased to draw a salary from us since October 1, 2006.

Loss for the Period

Our loss for the first half of fiscal 2008 and the second quarter of 2008 decreased compared to the first half and second quarter of fiscal 2007 due to decreased general and administrative expenses.

Liquidity And Capital Resources

We had cash of $39,108 and working capital deficit of $281,345 as at March 31, 2008. We had cash of $6,311 and working capital deficit of $363,909 as at September 30, 2007.

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

We borrowed $30,000 from an investor in April 2008 in order to provide us with working capital to funds our operations.

Cash used in Operating Activities

We used cash of $163,945 in operating activities during the first half of fiscal 2008 compared to cash generated of $1,829 from operating activities during the first half of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first half of fiscal 2008 nor during the first half of fiscal 2007.

Cash from Financing Activities

We generated cash of $200,000 from financing activities during the first half of fiscal 2008 compared to cash of $nil during the first half of fiscal 2007. This amount was attributable to share subscriptions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not required as we are a “smaller reporting company”, within the meaning of the Securities Exchange Act of 1934.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six month period ended March 31, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited
10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK
10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK
10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

Exhibit
Number	Description of Exhibit
10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII
10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII
10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK
10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)
10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)
10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS
10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons
10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP
10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP
10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement
10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management
10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore
10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom
10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.
10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore
10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean
10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden
10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic
10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland
10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

Exhibit
Number	Description of Exhibit
10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan
10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent
10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares
10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share
10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited
10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK
10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share
10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share
10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited
10.34(3)	Form of Regulation S subscription agreement entered into between the Company with certain Investors on December 17, 2007.
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.
(2)	Filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.
(3)	Filed as an exhibit to our amendment no. 1 current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(4)	Filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:	/s/ Lars Branvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2008