Form 10-Q
period 2008-06-30
COLOURED (US) INC.
filed 2008-08-18
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

+44 (0) 20 7031 1189
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,648,660 shares of common stock as of August 14, 2008.

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

COLOURED (US) INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Coloured (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Consolidated Balance Sheets as at June 30, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from incorporation (May 2, 2003) to June 30, 2008	F-3

Consolidated Statements of Cash Flows during the three and six month periods ended June 30, 2008 and 2007 and for the period from incorporation (May 2, 2003) to June 30, 2008	F-5

Notes to Consolidated Financial Statements	F-6

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30, 2008	September 30, 2007
ASSETS

Current Assets
Cash	$38,811	$6,311
VAT Receivable		403
Prepaid Expenses		2624
Total Current Assets	38,811	9,338

Fixed Assets
Rights and Technology, net	$0	$5,463
Total Fixed Assets
TOTAL ASSETS	38,811	14,801

LIABILITIES
Current Liabilities
Accounts payable	$15,487	$130,245
Accrued liabilities	18,682	40,658
VAT payable	2,805	-
Due to related parties	301,592	202,344
Total Current Liabilities	338,566	373,247

Long Term Liabilities
Loans Payable	62,425	32,425
Total Long Term Liabilites	62,425	32,425

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 38,648,660 (June 30, 2008)	38,649	30,649
30,648,660 (September 30, 2007)
Additional paid-in capital	3,663,710	3,471,710
Accumulated Comprehensive Loss	(19,063)	(20,812)
Deficit - Accumulated during the development stage	(4,045,476)	(3,872,418)
	(362,180)	(390,871)
	$38,811	$14,801

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	May 02, 2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

General and Administrative Expenses
Accounting and auditing	15,225	13,165	47,047	57,330	339,395
Advertising					1,890
Amortization and Depreciation		2,646	3,364	7,805	28,403
Consulting fees	29,931	31,461	90,591	97,971	315,353
Filing fees, net of recovery	375	562	3,355	(2,000)	12,943
Information technology	176	895	436	3,383	23,784
Intellectual properties	-	-	-	-	3,000,000
Investor relations	-	-	-	18,250	18,250
Legal	3,484	6,781	32,049	11,615	130,023
Office and miscellaneous	337	-	337	-	5,472
Rent	2,993	2,978	9,029	8,783	53,610
Salaries and wages	-	-	-	-	104,196
Transfer agent fees	2,050	155	2,407	390	4,812
Travel	-	-	113	-	6,361
Total General and Administrative Expenses	54,571	58,643	188,728	203,527	4,044,492
	(54,571)	(58,643)	(188,728)	(203,527)	(4,044,492)
Loss from Operations
Other Income (Expense)
Gain on settlement of debt	-	-	20,144	-	20,144
Interest expense	(517)	(80)	(3,878)	(610)	(11,358)
Foreign exchange gain (loss)	(511)	(3,491)	(679)	(3,493)	(10,067)
Miscellaneous income	83	-	83	-	297
Loss for the period	$(55,516)	$(62,214)	$(173,058)	$(207,630)	$(4,045,476)
Loss per Share – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	38,648,660	30,643,214	34,648,660	30,630,162

Comprehensive Loss
Net Loss	(55,516)	(62,214)	(173,058)	(207,630)	(4,045,476)
Foreign currency translation adjustment	7,106	(2,081)	(1,749)	(5,416)	(19,063)
Total Comprehensive Loss	(48,410)	(64,295)	(174,807)	(213,046)	(4,064,539)

The accompanying notes are an integral part of these consolidated financial statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

	For the Nine Months Ending June 30, 2008	For the Nine Months Ending June 30, 2007	Cumulative from Incorporation May 2, 2003 to June 30, 2008
Operating
Net Loss	$(173,058)	$(207,630)	$(4,045,476)
Items not involving cash:
Amortization and depreciation	5463	7805	30,502
Gain on settlement of debt	(20,144)	-	(20,144)
Interest accrued on promissory notes	1,529	-	3,958
Shares for consulting services	-	6,250	13,066
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:
Accounts receivable	-	509	-
VAT payable (receivable)	3,208	2,113	2,805
Prepaid expenses	2,624	(2,968)	-
Accounts payable	(94,614)	82,116	35,631
Accrued liabilities	(23,505)	(12,999)	4,518
Net cash flows provided by (used in) operations	(298,497)	(124,804)	(975,140)

Investing
Acquisition of rights and technology	-	-	(30,502)
Cash acquired in purchase of Emcor Holdings Inc.	-		127,705
Net cash flows from investing activities	0	0	97,203

Financing
Loan from related parties	99,248	101,217	508,314
Loan proceeds	30,000	28,425	62,425
Convertible promissory note	-	-	1,000
Share issuances for cash	200,000	-	364,072
Net cash flows from financing activities	329,248	129,642	935,811

Effect of exchange rate changes	1,749	(6,257)	(19,063)

Change in Cash	32,500	(1,419)	38,811
Cash - Beginning	6,311	6,695	-
Cash - Ending	$38,811	$5,276	$38,811

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$112	$-

The accompanying notes are an integral part of these consolidated financial statements.

Coloured (US) Inc.
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008

2.        Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a)        Basis of Consolidation

These consolidated financial statements include the accounts of Coloured Industry Limited since its incorporation on May 3, 2003 and the Company since the reverse acquisition on September 30, 2005. All intercompany balances and transactions have been eliminated.

b)        Use of Estimates
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

c)        Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

d)        Foreign Currency Translations

The Company’s functional currency is GBP. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:
               i)        Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

               ii)       Non-monetary assets and liabilities, and equity at historical rates, and

               iii)      Revenue and expense items at the prevailing rate on the date of the transaction.

               Gains and losses on re-measurement are included in determining net income for the period.

               Translation of balances from the functional currency into the reporting currency is conducted as follows:

               i)        Assets and liabilities at the rate of exchange in effect at the balance sheet date,

               ii)       Equity at historical rates, and

               iii)       Revenue and expense items at the prevailing on the date of the transaction.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

e)        Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be recovered.

f)        Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

g)        Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and United States.

         h)        Stock-Based Compensation

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

The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As the Company had no invested stock options outstanding on the adoption date the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

i)        Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At June 30, 2008, comprehensive loss consisted of the net loss for the period and foreign currency translation adjustments.

j)        Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS. The diluted LPS equals the basic LPS since the potentially dilutive securities are anti-dilutive.

k)        Recently Adopted Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

                    In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Company’s fiscal year beginning October 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

3.           Rights and Technology

       The Company has a software license for the mobile platform known as ARTE. The Company amortizes the software on a straight-line basis over the estimated useful life of three years. At June 30, 2008, the software was fully amortized

4.           Related Party Balances and Transactions

a)    The amounts due to related parties of $301,592 for the nine months ended June 30, 2008 are non-interest bearing and due on demand. Included in amounts due to related parties are amounts owing to the Managing Director, a corporate shareholder, two separate companies with directors in common with a corporate shareholder of the Company, and a company with an officer in common with a corporate shareholder of the Company.

b)    By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay to the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,720 common shares. When the Company accepted a take-over offer, the balance of the 1,408,720 shares were issued. During the nine months ended June 30, 2008, $Nil was paid to the Managing Director in cash. The Managing Director waived his annual salary for the nine months ended June 30, 2008

c)    During the nine months ended June 30, 2008, the Company accrued $9,029 for rent to a company with a director in common with a corporate shareholder of the Company

d)    By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is GBP 5,000 for a minimum of one year beginning on August 1, 2006. At June 30, 2008, $198,929 was accrued . This agreement will automatically renew on a month-to-month basis with the same terms and conditions. Either party may terminate this agreement with one month’s advance written notice.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established, and agreed to by the related parties.

6.           Loans Payable

    a)    On July 1, 2007, the Company entered into a formal loan agreement with Karada Ltd., an unrelated third party, for debt financing. The loan is a draw down facility which is unsecured and available in minimum traunches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

As at June 3, 2008, the loan balance was $32,425.

    b)    On April 15, 200, the Company entered into a formal loan agreement with Green Shoe Investments Ltd., an unrelated third party, for debt financing. The loan was for $ 30,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date.

As at June 30, 2008, interest in the amount of $313 was accrued.

7.        Capital Stock

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

    b)    During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis.

    c)    On November 7, 2007, the Company received $200,000 as total cash consideration for the purchase of 4,000,000 units, each unit consisting of one common share and a warrant to acquire one additional common share for $0.05 per share by November 7, 2009. On December 17, 2007, the Company amended the terms of the above offering to increase the number of units to 8,000,000 and reduce the price to $0.025. The new expiry date of the warrants is December 17, 2009. On February 14, 2008, these shares were issued.

There were 8,000,000 warrants and no stock options outstanding as at June 30, 2008.

8.        Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company has an accumulated deficit of $4,045,476 and has incurred an accumulated operating cash flow deficit of $975,140 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
Thereafter, the Company will be required to seek additional funds, either through equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.        Subsequent Event

There were no subsequent events expected to have a material effect on the presentation of these financial statements.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ended June 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month period ended June 30, 2008.

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

We had cash of $38,811 and working capital deficit of $299,755 as at June 30, 2008. Our planned expenditures over the next twelve months in the amount of $150,000 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $450,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit.

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

Results Of Operations – Six month period ended June 30, 2008 and 2007

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and 2006, respectively.

					Cumulative
					From
	For Three	For Three	For Nine	For Nine	Incorporation
	Months	Months	Months	Months	May 2, 2003
	Ended	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
General and
Administrative Expenses
Accounting and auditing	$15,225	$13,165	$47,047	$57,330	$339,395
Advertising					1,890
Amortization		2,646	3,364	7,805	28,403
Consulting fees	29,931	31,461	90,591	97,971	315,353
Filing fees net of recovery	375	562	3,355	(2,000)	12,943
Information technology	176	895	436	3,383	23,784
Intellectual properties	-	-	-	-	3,000,000
Investor relations	-	-	-	18,250	18,250
Legal	3,484	6,781	32,049	11,615	130,023
Office and miscellaneous	337	-	337	-	5,472
Rent	2,993	2,978	9,029	8,783	53,610
Salaries and wages	-	-	-	-	104,196
Transfer agent fees	2,050	155	2,407	390	4,812
Travel net of recovery	-	-	113	-	6,361
Total General and
Administrative Expenses	54,571	58,643	188,728	203,527	4,044,492

Loss from Operations	(54,571)	(58,643)	(188,728)	(203,527)	(4,044,492

Other Income (Expense)
Gain on settlement of debt	-	-	20,144	-	20,144
Interest expense	(517)	(80)	(3,878)	(610)	(11,358)
Foreign exchange gain (loss)	(511)	(3,491)	(697)	(3,493)	(10,067)
Miscellaneous income	83	-	83	-	297
Loss for the Period	$(55,516)	$(62,214)	$(173,058)	$(207,630)	$(4,045,476

Loss per Share – Basic
and Diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted Average Shares
Outstanding	38,648,660	30,643,214	34,648,660	30,630,162

Comprehensive Loss:
Net loss	$(56,516)	$(62,214)	$(173,058)	$(207,630)	$(4,045,476
Foreign currency
translation adjustment	7,106	(2,081)	(1,749)	(5,416)	(19,063

Total Comprehensive Loss	$(48,410)	$(64,295)	$(174,807)	$(213,046)	$(4,064,539

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

Liquidity And Capital Resources

We had cash of $38,811 and working capital deficit of $299,755 as at June 30, 2008. We had cash of $6,311 and working capital deficit of $363,909 as at September 30, 2007.

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

Cash used in Operating Activities

We used cash of $298,497 in operating activities during the first nine months of fiscal 2008 compared to cash generated of $124,804 from operating activities during the first half of fiscal 2007.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first half of fiscal 2008 nor during the first half of fiscal 2007.

Cash from Financing Activities

We generated cash of $329,248 from financing activities during the first half of fiscal 2008 compared to cash of $129,642 during the first half of fiscal 2007. This amount was attributable to share subscriptions.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not required as we are a “smaller reporting company”, within the meaning of the Securities Exchange Act of 1934.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six month period ended June 30, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated June 30, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited
10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK
10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK
10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

Exhibit
Number	Description of Exhibit
10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII
10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII
10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK
10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)
10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)
10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS
10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons
10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP
10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP
10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement
10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management
10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore
10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom
10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.
10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore
10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean
10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden
10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic
10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland
10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

Exhibit
Number	Description of Exhibit
10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan
10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent
10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares
10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share
10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited
10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK
10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share
10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share
10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited
10.34(3)	Form of Regulation S subscription agreement entered into between the Company with certain Investors on December 17, 2007.
31.1(4)	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2(4)	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1(4)	Section 1350 Certification (CEO) and (CFO)

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.
(2)	Filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 4, 2007.
(3)	Filed as an exhibit to our amendment no. 1 current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(4)	Filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

By:	/s/ Lars Brannvall
Lars Brannvall
Chief Executive Officer and Chief Financial Officer
Date: August 14, 2008