Form 10-K
period 2008-09-30
COLOURED (US) INC.
filed 2009-01-13
CIK 1349706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Index

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity: $90,725.00 as at January 5, 2009.

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of January 5, 2009
Common Stock, $0.001 par value	73,494,610

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Index

COLOURED (US) INC.
Annual Report on Form 10-K
For The Year Ended
September 30, 2008

Index

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Coloured Mobile Games, our ability to successfully market our Coloured Mobile Games, our ability to continue development and upgrades to the Coloured Mobile Games and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Available Information

Coloured (US) Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

Index

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

We were incorporated on April 5, 2005 as Emcor Holdings Inc. under the laws of the state of Nevada. During September 2005, Emcor Holdings Inc entered into a share exchange agreement (the “Share Exchange Agreement”) with Coloured Industry Limited (“Coloured UK”), a privately held corporation. Coloured UK was incorporated in the United Kingdom on May 2, 2003. In accordance with the terms and provisions of the Share Exchange Agreement, we acquired Coloured UK by way of acquisition of 100% of the total issued and outstanding shares of Coloured UK (which was 2,087,000 shares) in exchange for 12,000,000 shares of our restricted common stock issued and outstanding. The founding shareholders of Coloured UK were Coloured Industry, Inc. (“CII”), Outlander Management Ltd. (“Outlander Management”) and four businessmen including Lars Brannvall, the managing director of Coloured UK and our sole director and officer. CII is a private Antiguan corporation that is one of our principal shareholders. Outlander Management is a private corporation that is now one of our shareholders. On December 8, 2005, we changed our name to Coloured (US) Inc. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Subsidiary

We carried out our business operations through our wholly owned subsidiary, Coloured UK located in the United Kingdom. On July 1, 2008, we wound up Coloured UK and the financial results of Coloured UK have been reclassified as discontinued operations in our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.

Principal Executive Office

Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1189 and our fax number is +44(0)20 7031 1199.

CURRENT BUSINESS OPERATIONS

General

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

Index

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

Index

In Europe, SMS was quickly adopted as an effective means of communicating between parties, and as a less expensive alternative to voice calls. The youth market was the fastest adopter of SMS. Mass-market acceptance grew quickly as the user base expanded beyond the youth segment. The European success with SMS-services spread to the rest of the wireless world in the nineties, and was soon adopted in most markets. The last large region to adopt the concept of messaging has been North America, but the growth in numbers of messages sent in the US and Canada has been similar to the European experience. The tremendous growth of SMS around the world is the result of high growth in mobile penetration in most markets, general adoption of the concept among a broad range of user groups and the launch of value-added services. Consumers worldwide have accepted SMS as an alternative to direct voice communication, and the greatest usage of traffic is generated by consumer applications.

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

OVERVIEW OF THE COLOURED SMS-BASED MOBILE GAMES

Our goal is to provide SMS-based mobile entertainment to owners of mobile phones on the GSM networks. Our software consists of multi-player, location based mobile action and role-playing games. We currently own six such mobile games as described below, each of which is fully developed and ready for market. Our mobile games are hosted on two different servers. Mobile Warrior is hosted by agreement on a server owned by TrackWell, the Icelandic company that developed this game. The other five mobile games we own are hosted on our own server which is located in space rented from Internet Border Technologies AB, a Swedish computing services company. These games feature location-based service (LBS) technology which allows users the ability to play the games against other registered players located in the user’s vicinity. The physical location of the user therefore has a direct impact on the ongoing play of the game. The result is a new dimension of interactivity in game play through a web-based community of similar users. A graphical representation of the connections between the servers and a player’s mobile phone is as follows:

Index

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

Index

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

Mobile Warrior Game

One of our six mobile games titled Mobile Warrior was developed by TrackWell Software, a mobile software development company located in Iceland (“TrackWell”). In an arm’s length negotiation, ABS Global Capital Inc. (“ABS Global Capital”) acquired from TrackWell the rights to the Mobile Warrior game in March 2003. In March 2003, ABS Global Capital subsequently sold to The Mobile Warrior Technology Partnership LLP (“MW Technology Partnership”), the intellectual property rights to the Mobile Warrior game.

Index

Agency Exploitation Agreement. On March 31, 2003, MW Technology Partnership entered into an agency exploitation agreement (the “Mobile Warrior Agency Exploitation Agreement”) with LDC Network (“LDC Network”). In accordance with the terms and provisions of the Mobile Warrior Agency Exploitation Agreement, LDC Network was appointed as the agent of the licensee for the purpose of undertaking the commercial exploitation of the license rights. LDC Network was obligated to carry out the commercial exploitation of the mobile warrior technology platform and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. MW Technology Partnership agreed to pay to LDC Network an amount equal to 25% of the net profit of the partnership derived from the exploitation of these license rights. LDC Network did not realize any gross income from the exploitation of the mobile warrior technology platform during the term of the Mobile Warrior Agency Exploitation Agreement.

On April 2, 2004, LDC Network subsequently assigned its rights under the Mobile Warrior Agency Exploitation Agreement to Coloured UK.  We did not realize any gross income from the exploitation of the mobile warrior technology platform during the balance of the term of the Mobile Warrior Agency Exploitation Agreement. The Mobile Warrior Agency Exploitation Agreement was terminated on February 28, 2006 concurrently with our acquisition of the Mobile Warrior game.

Intellectual Property Asset Purchase Agreement. On January 31, 2006, we entered into an intellectual property asset purchase agreement effective February 28, 2006 (the “Mobile Warrior Intellectual Asset Purchase Agreement”) with ABS Capital pursuant to which we purchased the intellectual property rights to the Mobile Warrior game. This acquisition was subsequent to the re-acquisition by ABS Capital of the Mobile Warrior game from MW Technology Partnership. We issued 6,000,000 shares of our restricted common stock to ABS Capital in consideration of the acquisition and transfer to us of the Mobile Warrior game. ABS Capital subsequently transferred the 6,000,000 shares of our common stock to MW Technology Partnership in connection with its concurrent acquisition of the Mobile Warrior game from MW Technology Partnership. See “ – Material Contracts”.

The Mobile Warrior Game. Mobile Warrior is a battle game set in the Viking era. Players initially register and create a character for the game on our website, choosing their weapons and armour from a list provided. The player then sends a simple text message to our server when they want to play the game. The LBS feature of the game determines what other potential players are located in the sender’s vicinity, and our server communicates this information to the sender by a text message. Players can then choose whom they wish to challenge to a duel by sending a text message back to the server, which then informs the player chosen. That player may then choose whether or not they wish to play at that time. If they decline, they will lose points and drop in the overall ranking of players playing the game. If they accept, the game begins and both players attempt to defeat the other with attack commands sent by text message to the server. Battles generally consist of between five and eight text messages per player. Outcomes depend on a number of factors including each player’s weapons, armour, experience, choice of commands and other such factors. Players collect points by winning battles, which they may redeem on our website for better weapons and armour. The game is supported by our website on which players can check their ranking against other players, see the results of other battles and change their weapons, armour and other features of their characters.

Index

Five Remaining Games

The five remaining mobile games to which we currently hold the rights were originally developed by BF Studios AB of Sweden (“Blue Factory”). During March 2003, CII acquired the five mobile games and during March 2003 subsequently sold the five mobile games to The Coloured Industry Technology Partnership LLP. (“Coloured Industry Technology Partnership”). On August 6, 2003, Coloured Industry Technology Partnership granted a license to Coloured UK to exploit those intellectual property rights. Each of the licenses held by Coloured UK was subsequently terminated on February 28, 2006 upon our acquisition of the games.

Agency Exploitation Agreement. On August 6, 2003, Coloured UK entered into an agency exploitation agreement (the “Agency Exploitation Agreement”) with Coloured Industry Technology Partnership. In accordance with the terms and provisions of the Agency Exploitation Agreement, Coloured UK was appointed as the agent of the licensee for the purpose of undertaking the commercial exploitation of the license rights. Coloured UK was obligated to carry out the commercial exploitation of the five mobile software games and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. Coloured Industry Technology Partnership agreed to pay to Coloured UK an amount equal to 25% of the net profit of the partnership derived from the exploitation of these license rights. Coloured UK did not realize any gross income from the exploitation of the mobile warrior technology platform during the term of the Agency Exploitation Agreement. The Agency Exploitation Agreement was terminated on February 28, 2006 concurrently with our acquisition of the intellectual property rights to the five mobile software games.

Intellectual Property Asset Purchase Agreement. On January 31, 2006, we entered into intellectual property rights purchase agreements effective February 28, 2006 (collectively, the “Intellectual Asset Purchase Agreement”) with CII pursuant to which we purchased the intellectual property rights to the remaining five mobile games. The acquisition was subsequent to the re-acquisition by CII of these five mobile games from Coloured Industry Technology Partnership. We issued 6,000,000 shares of our restricted common stock to CII in consideration of the acquisition and transfer to us of these five mobile games. CII in turn transferred these 6,000,000 shares of our common stock to Coloured Industry Technology Partnership in connection with its acquisition of these five mobile games from Coloured Industry Technology Partnership. See “ – Material Contracts”.

The Flirtylizer Game. The Flirtylizer mobile game allows a user to send pre-set text messages to another user’s mobile phone to allow chat with another user they know without that other user knowing the identity of the person sending the message. The receiver gets a text message informing him or her that someone they know is flirting with them, and they must correctly guess the sender’s identity in order to have it revealed. Both parties then receive a message confirming that the receiver has correctly guessed the identity of the sender.

Index

The Voodolizer Game. The Voodolizer game provides a casual spin on the idea behind Flirtylizer. The receiver will get text message “spell” saying that something will happen to their mobile phone (for example, all the phone numbers stored in the receiver’s mobile phone will be deleted) unless the receiver can “throw the spell” by guessing the sender’s identity with a text message. If the guess is correct, both parties are informed that the spell has been lifted.

The Banana Battle Game. The Banana Battle game is a simple dueling game where players must hit their opponents with a banana by guessing the distance between themselves and their opponents by text message. Players send their guess as to their distance to the other player by text message, with the computer automatically sending back responses after each throw (hit or miss), until one player correctly guesses the distance and hits their opponent, ending the game.

The Get Nessie! Game. Players of Get Nessie! try to become the top ranked scientist by catching the Loch Ness Monster. Doing so requires a player to send text messages containing coordinates for the placement of sonar buoys in the lake in which Nessie lives and analyzing the data that comes back from the server via text message. The lake is full of things other than Nessie, and a player has a choice of several actions they may take with the information received, such as attempting to take pictures of whatever they find or try catching it. Players can check our website at any time to see the latest news on their progress in the hunt.

The Hunters & Collectors Game. The Hunters & Collectors is a “soft” battle game where players duel each other with weapons such as sticks and water balloons. It is similar to Mobile Warrior in the manner in which players register and play, but with a less battle-like tone. Players initially register and create a character for the game on our website, and then challenge and battle players in the same manner as with Mobile Warrior. This game is also supported by a website on which players can check their ranking against other players and see the results of other battles.

MATERIAL CONTRACTS

Intellectual Asset Purchase Agreements

On February 28, 2006, we acquired the intellectual property rights to our six mobile games concurrently from CII and ABS Capital in accordance with the terms and provisions of the Mobile Warrior Intellectual Asset Purchase Agreement and the respective Intellectual Asset Purchase Agreements for total consideration of the issuance of 12,000,000 shares of our restricted common stock, of which 6,000,000 shares were issued to CII and 6,000,000 shares were issued to ABS Capital. Concurrent with the completion of this acquisition, CII transferred 6,000,000 shares of our common stock to Coloured Industry Technology Partnership as part of its arrangement to re-acquire five of the six mobile games from Coloured Technology Partnership. Coloured Industry Technology Partnership is a limited liability partnership that was at arm’s length to CII. Coloured Industry Technology Partnership became one of our principal shareholders as a result of the completion of these transactions.

Index

At the same time, ABS Capital transferred its 6,000,000 shares of our common stock to Mobile Warrior Technology Partnership as part of its own arrangement to re-acquire the Mobile Warrior game from Mobile Warrior Technology Partnership. Mobile Warrior Technology Partnership LLP is a limited liability partnership that is at arm’s length to ABS Capital Inc. The Mobile Warrior Technology Partnership LLP became one of our principal shareholders as a result of the completion of these transactions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

On April 2, 2004, LDC Network assigned its rights under the Mobile Warrior Agency Exploitation Agreement to Coloured UK for the intellectual property rights relating to the Mobile Warrior Mobile Game. On August 6, 2003, Coloured UK entered into the Agency Exploitation Agreement with Coloured Industry Technology Partnership whereby it undertook to commercially exploit the five remaining Coloured Mobile Games on behalf of Coloured Technology Partnership. Effective August 15, 2003, Lars Brannvall was hired as managing director of Coloured UK with a view to establishing a commercially viable sales and marketing plan for the distribution and sales of our mobile games. At the time Coloured UK acquired the rights to exploit our mobile games, the games were fully developed and ready for commercial roll-out.

Current Status of Development and Future Plans

Each of our games is currently fully developed and ready for commercial roll-out.

Index

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

Index

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

Index

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

We have entered into a number of reseller agreements with agents and resellers located around the world. Each of these agreements grants the reseller in question non-exclusive rights (unless otherwise specified) to a particular market territory. The agreements also contain standardized terms setting out the rights and obligations of each reseller, and specify any applicable set-up costs and the fees to be paid to us by the reseller in connection with the use of our games. All the agreements are for a term of one year from the date they were signed, and are automatically renewed for additional one year periods unless otherwise terminated by either party. Details of the unique terms of the individual agreements are as follows:

•
Reseller: Tele-Publishing UK Ltd. (also known as G8wave) - Territory: United Kingdom; Fees: reseller will pay ₤0,05 (USD$0.1 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) per text message sent.

•	Reseller: iTech Solutions India PVT Ltd. – Territory: India and the Indian Subcontinent; Fees: reseller will pay a fee to be agreed upon per text message sent.

•
Reseller: Mobiletones Asia Pte Ltd. - Territory: Asia, excluding Singapore; Fees: reseller will pay 50% of the revenue generated from our mobile games. We have has the right to reject any sub-license agreement which the reseller.

•
Reseller: Nostromo ICT - Territory: Czech Republic; Fees: reseller will pay 25% of the charge to the customer per text message sent (a minimum of 0,625 CZK (USD$0.03 based on a foreign exchange rate on December 27, 2006) per text message).

•	Reseller: Mtertainment Korea - Territory: Asia, with exclusivity in Singapore; Fees: reseller will pay 30% of the revenue generated from our mobile games.

•	Reseller: Mobile Minds - Territory: Hungary, Slovakia, Czech Republic and Pakistan; Fees: reseller will pay a fee to be agreed upon per text message sent.

•	Reseller: Net People International Inc. - Territory: Latin America (South & Central America), Mexico and the Caribbean; Fees: reseller will pay 50% of the revenue generated from our mobile games.

•	Reseller: Mobilkraft - Territory: Sweden; Fees: reseller will pay a fee to be negotiated per text message sent.

•
Reseller: Mocondi Ltd. - Territory: No specific territory; Fees: reseller will pay a fee to be agreed upon per text message sent. Coloured UK has the right to reject any sub-license agreement which the reseller proposes to enter into.

Index

•	Reseller: Voicelock Ltd. (also known as Trust5) - Territory: United Kingdom & Ireland; Fees: reseller will pay fees generated from our games, to be based upon a model to be agreed upon.

•	Reseller: Tracebit Ltd. - Territory: Worldwide; Fees: reseller will pay 50% of the revenue generated from our games.

To date, we have not been successful in generating any revenues from these reseller agreements.

We also have a marketing co-operation agreement with Ericsson AB under which Ericsson has agreed to provide us with access to their Ericsson Mobility World members network, as well as introductions to potential customers and invitations to participate with them in various marketing events. We have agreed to pay Ericsson 15% of the gross revenues generated from the use of our games by their customers. The agreement was signed on May 14, 2004 and runs for a period of two years with automatic renewals until terminated by either party. We intend to continue seeking such strategic partnerships for the distribution of our games worldwide.

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

Index

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

Pricing and Revenue Generation

Set Up, Adaptation and Installation Costs. We may charge gateway owners fees in connection with the costs of set-up, hosting and maintenance adaptation and installation of our games, as well as for any upgrades of the games or their operations which we may develop in the future. These fees will be dependent on each gateway owner’s environment and requirements. To encourage gateway operators and resellers to offer our games, we do not intend to charge fees which exceed our costs to any large degree.

Revenue-Sharing. We do not anticipate that users of our mobile games will pay us directly to play them, nor is our infrastructure set up to support this. Rather, we will generate revenue through revenue-sharing agreements with gateway operators and resellers based on revenue received by those parties from the text messages generated by players playing our games. There are a number of ways that mobile phone users may be charged for sending text messages while playing our games, but the most common ones will likely be:

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

Our Web Site

Our website, www.cimobilegaming.com is intended to provide information on our mobile gaming software for gateway owners and resellers/agents, and not for the mobile phone users.

INTELLECTUAL PROPERTY

We own intellectual property rights including trade secrets and copyright relating to our mobile games. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers. In general, a "trademark" is a distinctive word, phrase, logo, graphic symbol or other device that is used to identify the source of a product and to distinguish a product from anyone else's. As a general rule, trademark law confers legal protection to names, logos and other marketing devices that are distinctive. We may seek trademark protection of our logos in order to identify our services on the Internet and in the marketplace to prevent consumer confusion and to protect the means we chose to identify our services and products against use by competitors.

Index

In general, a copyright gives the owner of a creative work the right to keep others from using the work without the owner's permission. In general, a creative work must meet three criteria to be protected by copyright: (i) it must be original; (ii) it must be fixed in a tangible medium of expression; and (iii) it must have at least some creativity, i.e. produced by an exercise of human intellect. We have not sought copyright protection of our website designs.

Our management believes that copyright and trademark protection may provide us with certain protections. As of the date of this Annual Report, we have obtained patent, copyright or trademark registrations for certain of our products. Therefore, since a copyright or trademarks have been issued for our products, we have the right to bring a copyright or trademark infringement action against a third party. Also, there is no assurance that such copyright and trademarks will not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs in defending such copyright or trademark or prosecuting a copyright or trademark infringement action could be substantial.

 Trademark Applications

We hold the following trademarks registered in the United Kingdom for each of our mobile games:

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

Patents

CII filed for patent protection in the United Kingdom for all of mobile games except for Mobile Warrior as of October 7, 2004. CII was later advised by the UK Patent Office that evidence had been found that the technologies associated with these mobile games appeared to have been in the public domain before the patent applications were filed and that as a result, the patent applications would likely be denied. As a result, a request to withdraw the patent applications was filed effective February 20, 2006. Accordingly, we believe that we will not be able to obtain any patent protection for our mobile games.

Index

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

Index

Unlike our mobile games, each of the games listed in the table above requires the user to first download software to their mobile phone before the game may be played. As a result, each game may not work on all brands and models of mobile phones or all networks.

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

COMPETITIVE STRATEGY

We believe our mobile games and our sales and marketing strategy provide us with several competitive advantages over our competitors which we plan to use to gain market share in this industry.

•
As we host our mobile games on our own servers rather than just licensing the software to gateway owners, we anticipate that we will normally able to provide for gateway owners to begin distributing our mobile games within two to three weeks of reaching a distribution agreement with them.

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

•
The fact that our mobile games can be played on any GSM phone without the requirement to download unique software (as is the case with most of our competitors) means that we do not require a large technical support division to adapt our mobile games to different types of mobile phones.

•
The reseller agreements currently in place between us and our third party resellers are highly flexible and adaptable to the unique mobile telecommunications “culture” of each market. This gives us the ability to provide the appropriate incentives to each reseller to market our games in the most effective manner in that market.

Since the mobile gaming market is highly fragmented, we believe the primary competitive advantage of our mobile games is the ease with which they can be launched in the majority of existing markets. While our mobile games lack the graphic features of many of our competitors, that factor also gives them the advantage of being compatible with many more types of mobile phones and on more networks of differing technological advancement.

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

Index

EMPLOYEES

As of the date of this Annual Report, we have one employee, namely Mr. Lars Brannvall, who is our sole director and executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

Since inception in May 2003, we have not incurred any development costs to date, as all development work carried out by SIA to develop the test software to integrate MMS graphic features into our Mobile Warrior game was done on a revenue-sharing arrangement. The purpose of the software was to demonstrate the feasibility of adding MMS features to our games.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

    As we have a limited operating history, and our ability to commerciallyexploit our mobile gaming software is untested, we may never earn revenuesor achieve profitability.

We were incorporated on April 5, 2005 and acquired Coloured UK on September 30, 2005. Coloured UK was incorporated in the United Kingdom on May 2, 2003. We  acquired the intellectual property underlying our mobile games in February 2006, and we have no experience as the owner of the software. Our operating history is limited, and to date we have been involved primarily in organizational and development activities. We have not earned any revenues to date, and our ability to commercially exploit our mobile games is untested. We had an accumulated deficit of $4,037,449 as at September 30, 2008. Accordingly, there is no assurance that we will ever achieve revenues or profitability.

    As we have yet to establish commercial sales of our mobile games, there is noassurance that we will ever achieve revenues.

Our plan of operation is focused on the commercialization of our mobile gaming software. We have not obtained any sales or distribution for our mobile games to date. Further, our business model to earn revenues from a percentage of fees generated by SMS messages generated by users playing our mobile games is unproven in the marketplace. As we have no current revenues or fee generating arrangements, our ability to achieve revenues and future profitability will depend on our ability to successfully market and sell our games. There is no assurance that we will be able to successfully enter into arrangements with gateway owners for the distribution of our mobile games to users that will result in us earning revenues. We are not able to provide investors with any assurance that we will be able to operate our business successfully or that we will be able to achieve profitable operations. Potential investors should consider the difficulties normally encountered in developing and commercializing new technologies, and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, the reluctance of mobile gateway operators to accept our business model, the inability of our resellers to sell our games to mobile phone operators, the inability of mobile phone operators to successfully market our games to their customers, and our games not being accepted by mobile phone customers. If we are unsuccessful in addressing these risks, then we will not achieve revenues and our business will most likely fail.

Index

    If we are unable to obtain additional financing to execute our plan ofoperations, then we will not have sufficient funds with which to carry out ourplan of operations and our business will most likely fail.

Our plan of operations is to market and sell our mobile games and to generate revenues from sales of SMS text messages created while playing these games. Our planned expenditures over the next year to implement this plan of operations is in excess of our current financial resources. We had cash of $28,111 from continued and discontinued operations and a working capital deficit of $291,729 as of September 30, 2008. We may not be able to fund our operations beyond the end of September 2009 without additional financing. Accordingly, we will require additional financing in order to carry out our plan of operations. We anticipate that we will pursue equity financings, either through sales of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock, in order to further finance our operations. We presently do not have any arrangements for additional financing in place and there is no assurance that we will be able to arrange for additional financing. If we are not able to arrange for additional financing to cover these additional anticipated expenses, we will not be able to execute our plan of operations with the result that our business may fail and investors may lose a substantial portion or all of their investment.

    If we are not able to enter into arrangements with gateway owners for thedistribution of our mobile games, then our plans to achieve revenues fromfees based on SMS text messaging traffic generated by users playing our games will fail.

A significant aspect of our business plan involves entering into arrangements, either directly or indirectly through third party resellers, with mobile operators and other “gateway owners” such as mobile operators and other content providers for mobile phones to whom we would license our mobile games for fees based on SMS text messages generated by users playing the games. There is no assurance that gateway owners will enter into these arrangements with us for the distribution of our mobile games. To date, we have approached over thirty gateway owners directly and over an additional twenty gateway owners indirectly through resellers with the objective of securing distribution arrangements, without any success of securing a revenue generating arrangement. We believe that the primary reasons for our lack of success are the facts that we do not have a track record in the industry or any prior sales experience, we do not have personal relationships with the management and employees of the gateway owners and our company does not offer any name brand recognition. We believe that these factors result in a reluctance of gateway owners to enter into arrangements with us, either directly or through our resellers. If we are not able to enter into these arrangements, then our mobile games will not be distributed in order to generate the SMS text messaging traffic from which we plan to earn revenues. Further, even if we are successful in entering into license arrangements with gateway owners, there is no assurance that SMS text messages and corresponding revenues will be generated as our mobile games may not be accepted by users. In this event, we would have to devise a new marketing strategy, with the result that there will be a significantly higher risk that our business will fail.

    We have a history of losses and negative cash flows, which are likely tocontinue unless our products gain sufficient market acceptance to generate acommercially viable level of revenues through SMS text messages sent by players.

Since our inception through March 31, 2006, we have incurred an accumulated deficit of ($4,037,449). For fiscal year ended September 30, 2008, we had a loss of ($165,031). There is no assurance that we will be able to successfully commercialize the Coloured mobile games to generate revenues, operate profitability or generate positive cash flow in the future. Further, we also expect an increase in development and operating costs as we undertake our plan of operations prior to achieving revenues, of which there is no certainty. Consequently, we expect to incur continued operating losses and net cash outflows until such time as our mobile games gain market acceptance sufficient to generate a commercially viable and sustainable level of revenues. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Index

    If our operating expenses are greater than anticipated, then we will have lessfunds with which to pursue our plan of operations and our additionalfinancing requirements will be greater than anticipated.

Our operating expenses over the past fiscal year have been approximately $15,000 per month, which includes legal and auditing and accounting expenses that we have incurred in connection with being a reporting company under the Securities Exchange Act of 1934, as amended. We anticipate that our operating expenses will increase as we undertake our marketing and sales activities in accordance with our plan of operations. And, we may find that the costs of carrying out our plan of operations prior to achieving revenues are greater than we anticipate. There is also a risk that legal and auditing and accounting expenses will be greater than anticipated. Increased operating costs will cause the amount of additional financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have less funds with which to carry out our plan of operations with the result that our business may fail.

    As there is a substantial doubt as to our ability to continue as a goingconcern, there is a significant risk that our business will fail.

As noted in our audited financial statements, we intend to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. In response to these conditions, our management intends to raise additional funds through future private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their report on our annual financial statements for fiscal years ended September 30, 2008 and 2007, our independent auditors included explanatory paragraphs expressing doubt about our ability to continue as a going concern. Our auditors noted that we are dependent upon financing to continue operations, have suffered recurring losses from operations and our total liabilities that exceed total assets. As a result, our auditors stated these matters raise substantial doubt about our ability to continue as a going concern. As a result of these factors, we caution investors that there is a substantial risk that our business may fail.

    As Lars Brannvall is our sole executive officer and director, we do not haveany independent directors on our board of directors who are able toindependently and objectively review decisions made by Mr. Branval in hiscapacity as our sole executive officer and director.

Mr. Lars Brannvall is our sole executive officer and director. Mr. Brannvall is not an independent director and we have no independent directors who may be able to independently and objectively review decisions made Mr. Brannvall, either in his capacity as sole director or in his capacity as the sole member of our senior management. Mr. Brannvall may, as our sole director, approve transactions on behalf of our corporation in which he has a personal interest. We do not have in place any independent directors who would be able to review these conflicts of interest and provide an objective assessment prior to any transaction in which Mr. Brannvall has an interest being approved by our board of directors. Accordingly, there is a risk that Mr. Brannvall may, in his capacity as sole director, approve transactions in which Mr. Brannvall has a personal interest, but that may not be in our best interests or the best interests of our shareholders.

Index

    We operate in a highly competitive industry and our failure to competeeffectively may adversely affect our ability to generate revenue.

Our industry is highly competitive and subject to rapid change. Our mobile gaming software allows users to play a variety of SMS-based text messages and location-based games on their mobile phones. We expect to experience competition from companies involved in gaming software technology. We have identified the following companies as competitors as they offer SMS mobile games that may be played by our target market: Mikoishi Studios Pte. Ltd., Mopius, Daydream Software AB, Blisterent Entertainment Inc., Cellular Magic S.S., Cascata Games Limited and SMS Prank (a web site). We believe that many, if not all, of these competitors have greater technical, financial, marketing, sales and other resources than we do. As a result, we believe that our competitors will have more resources with which to market and sell their mobile gaming products to mobile gateway owners. We are currently constrained by our lack of financial and marketing resources which reduces our ability to make contact with and secure arrangements with mobile gateway operators. These constraints mean that our competitors may be able to sell their mobile gaming products and secure arrangements with mobile gateway operators who might otherwise be potential customers to us. Further, we cannot guarantee that our technical and knowledge resources will be able to modify our products fast enough to meet customer and market requirements in the face of new and enhanced mobile games that may be offered by competitors. Such competition may reduce our chances of achieving revenues and profitability, and ultimately adversely affect our ability to continue as a going concern.

    Our mobile games may become obsolete and unmarketable if we are unableto respond adequately to rapidly changing technology and customerdemands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favourably received.

Our mobile gaming software is designed to be distributed seamlessly by mobile operators, and are therefore subject to technology changes and developments that are outside our control. If we are unsuccessful in responding to such changes and developments, the competitiveness of our products will be hurt.

    As we anticipate that we will contract out any future software developmentactivities to an independent third party contractor, there can be no assurancethat we will be able to continue development work on our mobile games, or that this work will be completed on a timely and cost-effective basis.

We do not have the internal ability to carry out software development work on our products. Accordingly, we anticipate outsourcing future software upgrades and developments on our mobile games to SIA Limited, a private arm’s-length software development company. We do not have any agreements in place with SIA Limited for any current development work. There can be no assurance that SIA will be able to carry out the development work we require when we require it or complete the work on a cost-effective basis. If SIA is unable to carry out our work when we require it or on a cost-effective basis, we will either be forced to find another contractor to provide development services, which may be very difficult to do, or run the risk of not responding to market demands for improvements. This could harm our customer relationships and negatively affect our operating results.

Index

    Substantially all our assets and our sole director and officer are locatedoutside the United States, with the result that it may be difficult for investorsto enforce within the United States any judgments obtained against us or our sole director and officer.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a resident of the United Kingdom, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our director and officer.

    We could lose our competitive advantages if we are not able to protect anyproprietary technology and intellectual property rights against infringement.

Our success and ability to compete depends to a significant degree on our mobile games. We hold trademarks for all of the Coloured mobile games, however, there is a risk that a competitor or other party may allege that our use of these names is a breach of the trademark or other intellectual property rights of the party. We do not have any patent protection that covers the Coloured mobile games. Accordingly, the only measures that we believe will be available to us to protect our mobile games will be based upon a combination of trademark, trade secret and copyright law and our ability to ensure confidentiality of the software source codes through non-disclosure agreements. If any of our competitors copies or otherwise gains access to such proprietary technology or software or develops similar technologies independently, our competitive position will be damaged.

While we believe that we have the rights to exploit our mobile games, there is a risk that other persons may bring actions against us claiming that we have infringed on their intellectual property rights, including claims based upon the breach of patent, or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, may be time-consuming and costly to defend or litigate, may divert our attention and resources, may result in the loss of goodwill associated with our trademarks or may require us to make changes to our technologies. We presently do not have sufficient financial resources to defend any litigation that alleges a breach by us of another party’s intellectual property rights.

As a result of these factors, investors should be aware that we may be unable to protect any intellectual property rights that we have or that we will be able to exploit the intellectual property rights that we do have in order to secure a competitive position in the market-place.

    If we fail to effectively manage our growth our future business results couldbe harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our mobile gaming software, we expect to experience growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts, and perform financial and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully manage our operations, if we are successful in commercializing our mobile games. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Index

    If we lose the services of Mr. Lars Brannvall, our sole director and officer,then we may not be able to carry out our plan of operations.

We will be dependent upon the services of Mr. Lars Brannvall, our sole director and officer, to carry out our plan of operations. The loss of the services of Mr. Brannvall could have a serious effect on our ability to execute our business plan and succeed in commercializing our mobile games. If we should lose the services of Mr. Brannvall, we would be forced to hire another person to manage our business and undertake the implementation of our plan of operations. We do not maintain any ‘key man’ insurance on Mr. Brannvall.

    If government regulations are adopted that impose additional costs orrequirements on our ability to provide our SMS messaging solutions, thenour cost of operations may be increased and we may not be able to carry out our plan of operations.

Our industry is highly regulated, and both we and our future customers and clients may be affected by changes in regulation of electrical wireless telecommunication devices and SMS messaging. The indirect impact of changes in regulation could affect our business adversely even though the specific regulations do not apply directly to us or our products. Changing governmental regulations may impose new and different requirements with which our mobile games must comply. We have no control over regulations and regulatory change and cannot guarantee that our mobile games will meet the minimum standards as set out by applicable future regulation. Establishing compliance may be costly and time-consuming and our failure to do so could result in our inability to commercialize our mobile games and carry out our plan of operations. Further, the existence of government regulation in markets into which we may wish to enter may impose prohibitive costs of operation which could result in our determination not to offer our mobile games.

    Errors or Defects in Our Mobile Game Products Could Diminish Demand For Our Products and Reduce Our Operating Results.

Our mobile game products are complex and may contain errors that could be detected at any point. We cannot assure you that errors will not be found in new products or releases after shipment. This could result in diminished demand for our mobile game products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

    Mobile Gaming is a New Platform and May Not Gain Popularity.

The market for our mobile game products and platforms on which they operate may not grow. Consumer behavior may change and consumers may lean towards technologies and/or leisure activities which are not within our sphere of activity.

Index

    We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States. Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the British pound. Moreover, a portion of our expenses in the United Kingdom are paid in pounds, which subjects us to the risks of foreign currency fluctuations.

    Because We Intend to Operate in Multiple International Markets, We Will Be Subject to Additional Risks. .

We intend to sell our mobile game products in a number of countries and we intend to enter additional geographic markets. Our business is subject to risks, which often characterize international markets, including: (i) potentially weak protection of intellectual property rights; (ii) economic and political instability; (iii) import or export licensing requirements; (iv) trade restrictions; (v) difficulties in collecting accounts receivable; (vi) longer payment cycles; (vii) unexpected changes in regulatory requirements and tariffs; (viii) seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe; (ix) fluctuations in exchange rates; and (x) potentially adverse tax consequences.

Risks Relating to Our Common Stock

    Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 73,494,610 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 9,898,660 shares of our common stock pursuant to the SB-2 Registration Statement declared effective on July 26, 2006 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 64,422,110 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Index

    The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

    Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

    Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report required.

ITEM 2.	PROPERTY

Our executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England W1D 5EU. This space is provided to us rent free by a shareholder of the Company.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “COUS:OB” on approximately September 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2008	$0.001	$0.001
September 30, 2008	$0.003	$0.003
June 30, 2008	$0.23	$0.17
March 31, 2008	$0.40	$0.35
December 31, 2007	$0.73	$0.32
September 30, 2007	$0.53	$0.30

As of September 30, 2008, we had 194 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Index

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. Moreover, the Nevada Revised Statutes prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any stock option plans. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-
Warrants	8,000,000	$0.05	n/a

Index

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended September 30, 2008, to provide capital, we sold stock in private placement offerings pursuant to contractual agreements as set forth below.

December 2007 Private Placement Offering

Effective December 2007, we completed a private placement offering (the “Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the Private Placement, we issued to the Investors an aggregate of 8,000,000 units at a per unit price of $0.025 (the “Unit”) in our capital for aggregate proceeds of $200,000. Each Unit was comprised of one share of restricted common stock and one-share purchase warrant (the “Warrant”) entitling the Investor to purchase one share of common stock at $0.025. Each Warrant is exercisable for a period of two years from the date of issuance.

The Units under the Private Placement were sold to non-United States Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Settlement Agreement

On December 12, 2008, we entered into a settlement agreement and general mutual release (the “Settlement Agreement”) with Karada Ltd., a company incorporated in the Republic of the Marshall Islands (“Karada”). In accordance with the terms and provisions of the Settlement Agreement: (i) we issued to Karada an aggregate of 34,845,950 shares of our restricted common stock; and (ii) Karada agreed to accept the issuance of the 34,845,950 shares of our restricted common stock in consideration of settling and releasing the debt due and owing by us to Karada of $34,846. We had previously entered into a loan agreement with Karada for debt financing. The loan was a draw down facility, which was unsecured and available in minimum traunches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly for a period of five years ending July 1, 2002. At September 30, 2008, the loan balance was $32,425 and interest in the amount of $2,421 was accrued. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Index

ITEM 6.	SELECTED FINANCIAL DISCLOSURE

			Cumulative
			From
			Incorporation
	For the	For the	May 2, 2003
	Year Ended	Year Ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008
General and Administrative Expenses
Accounting and auditing	$38,572	$56,593	$243,293
Amortization and Depreciation	3,364	10,500	28,403
Bank Charges	76	-0-	76
Consulting fees	60,604	119,599	201,068
Filing fees (recovered)	3,355	(1,629)	12,943
Intellectual properties	-0-	-0-	3,000,000
Investor relations	-0-	18,250	18,250
Legal	31,819	14,414	129,793
Transfer agent fees	3,192	390	5,597
Total General and Administrative Expenses	140,982	218,117	3,639,423
Loss from Continuing Operations	(140,982)	(218,117)	(3,639,423)
Loss from Discontinued Operations	(36,897)	(50,835)	(394,753)
Other Income (Expense)
Gain on Settlement of Debt	20,144	-0-	20,144
Foreign Exchange Loss	(2,639)	(6,521)	(12,027)
Interest Expense	(4,657)	(499)	(11,391)

Net Loss	$(165,031)	$(275,972)	$(4,037,449)

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 2, 2003) to year ended September 30, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year September 30, 2007.

Our loss from operations for fiscal year ended September 30, 2008 was ($165,031) compared to loss from operations of ($275,972) during fiscal year ended September 30, 2007 (a decrease of $110,941). During fiscal years ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During fiscal year ended September 30, 2008, we incurred general and administrative expenses of $140,982 compared to $218,117 incurred during fiscal year ended September 30, 2007 (a decrease of $77,135). These expenses incurred during fiscal year ended September 30, 2008 consisted of: (i) accounting and auditing of $38,572 (2007: $56,593); (ii) amortization and depreciation of $3,364 (2007: $10,500); (iii) bank charges of $76 (2007: $-0-); (iv) consulting fees of $60,604 (2007: $119,599); (v) filing fees, net of recovery of $3,355 (2007: ($1,629)); (vi) investor relations of $-0- (2007: $18,250); (vii) legal of $31,819 (2007: $14,414); and (viii) transfer agent fees of $3,192 (2007: $390).

Our general and administrative expenses decreased during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 primarily based upon decreases in accounting and auditing fees, consulting fees and amortization and depreciation. Accounting and auditing expenses are attributable to the preparation and audit of our financial statements. Accounting and auditing expenses decreased to $82,287 during fiscal 2007 compared to $136,503 during the fiscal 2006. Accounting and audited expenses in fiscal 2007 were attributable to our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934, as amended.

Consulting fees are primarily comprised of consulting fees that we pay to Debondo Capital Limited on account of consulting services. Our consulting fees decreased significantly to $60,604 during fiscal 2008 compared to $119,599 during fiscal 2007, which decrease reflects the consulting agreement that we entered into with Debondo Capital on August 1, 2006. This agreement was terminated on June 30, 2008.

Index

We incurred $3,364 in amortization expenses during fiscal 2008 compared to $10,000 during fiscal 2007 as a result of the amortization of the server and software platform we needed to host and operate the Coloured mobile games (excluding Mobile Warrior, which is hosted by agreement with TrackWell). We purchased the server and platform in 2005, and it was slated to be amortized over a three year period.

Legal expenses increased during fiscal year ended September 30, 2008, which are attributable to legal fees paid to our legal counsel in connection with our statutory obligations as a reporting company under the Securities Exchange Act of 1934, including the preparations and filings of our quarterly and annual reports with the SEC.

We did not incur any expenses on any intellectual properties during fiscal year ended September 30, 2008 and September 30, 2007. We have determined that the cost of the intellectual property purchased during our fiscal year 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Our loss from operations during fiscal year ended September 30, 2008 decreased significantly to $140,982 compared to $218,117 during fiscal year ended September 30, 2006, primarily as a result of the decrease in accounting and auditing expenses, consulting fees and amortization and depreciation.

During fiscal year ended September 30, 2008, we recorded a loss from discontinued operations of ($36,897) compared to ($50,835) incurred during fiscal year ended September 30, 2007. This resulted from the winding up of our subsidiary. During fiscal year ended September 30, 2008, we recorded: (i) a gain from settlement of debt of $20,144 (2007: $-0-); (ii) a loss from foreign exchange rates of ($2,639) (2007: $(6,521)); and (ii) interest expense of ($4,657) (2007: $499)).

This resulted in a net loss during fiscal year ended September 30, 2008 of ($165,031) compared to a net less of ($275,972) during fiscal year ended September 30, 2007. The weighted average number of shares outstanding was 35,654,124 for fiscal year ended September 30, 2008 compared to 30,634,824 for fiscal year ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended September 30, 2008

As at fiscal year ended September 30, 2008, our current assets were $28,111 and our current liabilities were $319,840, which resulted in a working capital deficit of $291,729. As at fiscal year ended September 30, 2008, current assets were comprised of $21,181 in cash of continuing operations and $6,930 in cash of discontinued operations. As at fiscal year ended September 30, 2008, current liabilities were comprised of: (i) $2,835 in accounts payable; (ii) $6,608 in accrued liabilities; and (iii) $310,396 in current liabilities of discontinued operations.

As at fiscal year ended September 30, 2008, our total assets were $28,111 comprised of current assets. The slight increase in total assets during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 was primarily due to the increase in cash of continuing operations and cash of discontinued operations.

As at fiscal year ended September 30, 2008, our total liabilities were $382,265 comprised of current liabilities and of long term liability consisting of loan payable in the amount of $62,425. The decrease in total liabilities during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 of $405,269 was primarily due to the decrease in accounts payable and accrued liabilities. See “ – Material Commitments.”

Stockholders’ equity (deficit) decreased from ($390,871) for fiscal year ended September 30, 2007 to ($354,153) for fiscal year ended September 30, 2008.

Index

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended September 30, 2008, net cash flows used in operating activities was ($209,948) consisting primarily of a net loss of ($165,031). For fiscal year ended September 30, 2007, net cash flows used in operating activities was ($24,154) consisting primarily of a net loss of ($275,972). During fiscal year ended September 30, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for: (i) amortization and depreciation of $5,463 (2007: $10,500); (ii) gain on settlement of debt of ($20,144) (2007: $-0-); (iii) interest accrued on promissory note of $2,309 (2007: $-0-); and (iv) shares for consulting services of $-0- (2007: $6,250).

Net cash flows used in operating activities was further changed by: (i)  prepaid expenses of $2,624 (2007: ($2,624)); (ii) accounts payable of ($69,515) (2007: $54,191); (iii) accrued liabilities of ($23,560) (2007: $2,878); (iv) effects of current assets in discontinued operations of $403 (2007: $3,596); (v) effects of accounts payable in discontinued operations of ($63,749) (2007: $33,726); (vi) effects of accrued liabilities in discontinued operations of ($12,798) (2007: 6,993); and (vii) effects of amounts owing to related parties in discontinued operations of $134,050 (2007: $136,308).

Cash Flows from Investing Activities

For fiscal year ended September 30, 2008, net cash flows used in investing activities was $-0-. For fiscal year ended September 30, 2007, net cash flows used in investing activities was also $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended September 30, 2008, net cash flows provided from financing activities was $230,000 compared to $32,425 for fiscal year ended September 30, 2007. Cash flows from financing activities for fiscal year ended September 30, 2008 consisted primarily of $30,000 (2007: $32,425) in loan proceeds and $200,000 (2007: $-0-) from sale of stock issued for cash.

We have applied cash generated from financing activities to fund cash used in operating activities. We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

Index

PLAN OF OPERATION

We estimate that our total expenditures over the next twelve months will be approximately $168,000. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. We anticipate that we will require additional financing in the approximate amount of $526,000 in order to enable us to sustain our operations for the next twelve months.

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

4.
We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934, as amended. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

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

Index

CRITICAL ACCOUNTING POLICIES/RECENTLY ADOPTED ACCOUTING STANDARDS

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

Index

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on our financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of the date of this Annual Report, we have not adopted this statement and management has not determined the effect that adopting this statement would have on our financial position or results of operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments other than as disclosed below:

Loan Agreement

On April 15, 2008, we entered into a loan agreement with Green Shoe Investments Ltd., an unrelated third party (“Green Shoe”), for debt financing. The loan was for $30,000 bearing interest at a rate of 5% per annum calculated monthly for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date. As of September 30, 2008, interest in the amount of $688 was accrued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2008 and September 30, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Index

ITEM 7A.	QUANTITY AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Britsh Pound has been pegged to the USD with regards to the exchange rate system. Exchange rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Recently the British Pund rose in value compared to the USD. This has not had an appreciable effect on our operations and seems unlikely to do so.

The exchange rate of the British Pound or other foreign currency may have positive or negative impacts on our results of operations.  Since all proposed future sale revenues and expenses may be dominated in the British Pound or other foreign currency, the net income effect of appreciation and devaluation of such currency against the USD may be limited to our net operating results.

Interest Rates

Interest rates in the United Kingdom are relatively low and stable and inflation is controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the balance of trade surplus). Any potential loans may relate mainly to trade payables and may be mainly short-term.  However our debt may be likely to rise in connection with expansion and were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at September 30, 2008 and September 30, 2007	F-2

Statements of Operations For Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008	F-3

Statement of Changes in Stockholders’ Equity/(Deficiency) for the Period From May 2, 2003 (Inception) to September 30, 2008	F-4

Statements of Cash Flows for the Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008	F-5

Notes to Financial Statements	F-6

Index

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coloured (US), Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Coloured (US), Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and since May 2, 2003 (Incorporation) through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coloured (US), Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and since May 2, 2003 (Incorporation) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $4,062,596, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note [insert note #].  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
December 23, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Index

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	Tuesday, September 30, 2008	Sunday, September 30, 2007
ASSETS

Current Assets
Cash of Continuing Operations	$21,181	$1,364
Cash of Discontinued Operations	6,930	4,947
Prepaid Expenses	-	2624
Other current assets of Discontinued Operations	-	403
Total Current Assets	28,111	8,935

Rights and Technology	$-	$5,463
TOTAL ASSETS	28,111	14,398

LIABILITIES
Current Liabilities
Accounts payable	$2,835	$72,350
Accrued liabilities	6,608	40,658
Current Liabilities of Discontinued Operations	310,396	259,836
Total Current Liabilities	319,840	372,844

Long Term Liabilities
Loans Payable	62,425	32,425
Total Long Term Liabilites	62,425	32,425

STOCKHOLDERS’ EQUITY
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 38,648,660 (September 30, 2008)	38,649	30,649
30,648,660 (September 30, 2007)
Additional paid-in capital	3,663,710	3,471,710
Accumulated Comprehensive Loss	(19,063)	(20,812)
Deficit - Accumulated during the development stage	(4,037,449)	(3,872,418)
	(354,153)	(390,871)
	$28,111	$14,398

The accompanying notes are an integral part of these consolidated financials statements.

Index

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			From
			Incorporation
	For the Year	For the Year	Friday, May 02, 2003
	Ended	Ended	to
	Tuesday, September 30, 2008	Sunday, September 30, 2007	Tuesday, September 30, 2008

General and Administrative Expenses
Accounting and auditing	38,572	56,593	243,293
Amortization & Depreciation	3,364	10,500	28,403
Bank Charges	76	-	76
Consulting fees	60,604	119,599	201,068
Filing fees, net of recovery	3,355	(1,629)	12,943
Intellectual properties	-	-	3,000,000
Investor relations	-	18,250	18,250
Legal	31,819	14,414	129,793
Transfer agent fees	3,192	390	5,597
Total General and Administrative Expenses	140,982	218,117	3,639,423
	(140,982)	(218,117)	(3,639,423)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	(36,897)	(50,835)	(394,753)
Other Income (Expense)
Gain on settlement of debt	20,144	-	20,144
Foreign exchange gain (loss)	(2,639)	(6,521)	(12,027)
Interest expense	(4,657)	(499)	(11,391)
Provision for income taxes	-	-	-
Loss for the period	$(165,031)	$(275,972)	$(4,037,449)

Loss per Share – Basic and Diluted	$0.00	$(0.01)

Weighted Average Shares Outstanding	35,654,124	30,634,824

Comprehensive Loss
Net Loss	(165,031)	(275,972)	(4,037,449)
Gain (loss) on foreign exchange translation	-	(7,673)	(19,063)
Total Comprehensive Loss	(165,031)	(283,645)	(4,056,512)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
				Deficit Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Income	Deficiency
Shares issued for cash at $0.33 per share - May 2, 2003	575	1	1			2
Loss for the year				(13,421)		(13,421)
Foreign currency translation adjustment					(391)	(391)
Balance - September 30, 2003	575	1	1	(13,421)	(391)	(13,810)
Shares issued for cash at $0.003 per share - Dec 22, 2003	2,874,365	2,875	6,018			8,893
Shares issued for cash at $0.003 per share – April 30, 2004	1,466,220	1,466	3,211			4,677
Shares issued for consulting at $0.003 per share – August 26, 2004	939,139	939	2,008			2,947
Loss for the year				(144,692)		(144,692)
Foreign currency translation adjustment					(2,175)	(2,175)
Balance - September 30, 2004	5,280,299	5,281	11,238	(158,113)	(2,566)	(144,160)
Shares issued for consulting at $0.003 per share – November 17, 2004	234,790	235	545			780
Shares issued for consulting at $0.003 per share – March 9, 2005	234,791	235	545			780
Shares issued for consulting at $0.033 per share – April 16, 2005	68,999	68	2,241			2,309
Shares issued for debt at $0.033 per share – April 26, 2005	6,181,121	6,181	200,541			206,722
Reacapitalization of Coloured Industry Limited	5,677,660	5,678	23,887			29,565
Loss for the year				(137,972)		(137,972)
Foreign currency translation adjustment					(6,517)	(6,517)
Balance - September 30, 2005	17,677,660	17,678	238,997	(296,085)	(9,083)	(48,493)
Shares issued for debt at $0.25 per share - February 28, 2006	344,000	344	88,590			88,934
Shares issued for purchase of technology (Colour Industry) at $0.25 per share - February 28, 2006	6,000,000	6,000	1,494,000			1,500,000
Shares issued for purchase of technology (Mobile Warrior) at $0.25 per share - February 28, 2006	6,000,000	6,000	1,494,000			1,500,000
Shares issued for cash at $0.25 per share - March 9, 2006	202000	202	50,298			50,500
Shares issued for cash at $0.25 per share - June 23, 2006	200000	200	49,800			50,000
Shares issued for cash at $0.25 per share - July 3, 2006	200000	200	49,800			50,000
Loss for the year				(3,300,361)		(3,300,361)
Foreign currency translation adjustment					(4,056)	(4,056)
Balance – September 30, 2006	30,623,660	30,624	3,465,485	(3,596,446)	(13,139)	(113,476)
Shares issued for consulting at $0.25 per share - April 20, 2007	25000	25	6,225			6,250
Loss for the year				(275,972)		(275,972)
Foreign currency translation adjustment					(7,673)	(7,673)
Balance – September 30, 2007	30,648,660	30,649	3,471,710	(3,872,418)	(20,812)	(390,871)
Share issued for cash at $0.025 per share - February 14, 2008	8,000,000	8,000	192,000			200,000
Loss for the period				(165,031)		(165,031)
Foreign currency translation adjustment					1,749	1,749
Balance – September 30, 2008	38,648,660	38,649	3,663,710	(4,037,449)	(19,063)	(354,153)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow

	For the Year Ending September 30,2008	For the Year Ending September 30,2007	Cumulative from Incorporation May 2, 2003 to September 30, 2008
Operating Activities
Net Loss	$(165,031)	$(275,972)	$(4,037,449)
Items not involving cash:
Amortization and Depreciation	5,463	10,500	30,502
Gain on settlement of debt	(20,144)	-	(20,144)
Interest accrued on promissory notes	2,309	-	4,738
Shares for consulting services	-	6,250	13,066
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:
Prepaid expenses	2,624	(2,624)	-
Accounts payable	(69,515)	54,191	2,835
Accrued liabilities	(23,560)	2,878	(8,335)
Effects of current assets in discontinued operation	403	3,596	-
Effects of accounts payable in discontinued operation	(63,749)	33,726	-
Effects of accrued liabilities in discontinued operations	(12,798)	6,993	-
Effects of amounts owing to related parties in discontinued operations	134,050	136,308	537,262
Net cash flows provided by (used in) operations	(209,948)	(24,154)	(477,525)

Investing Activities
Acquisition of rights and technology	-	-	(28,403)
Cash acquired in purchase of Emcor Holdings Inc.	-		127,705
Net cash flows from investing activities	0	0	99,302

Financing Activities
Loan proceeds	30,000	32,425	62,425
Convertible promissory note	-	-	1,000
Share issuances for cash	200,000	-	364,072
Net cash flows from financing activities	230,000	32,425	427,497

Effects of foreign translation on rights and technology	-	(982)	(2,099)
Effective of foreign rate changes on cash	1,749	(7,673)	(19,063)
	1,749	(8,655)	(21,162)

Change in Cash	21,800	(384)	28,111
Cash - Beginning	6,311	6,695	-
Cash - Ending	$28,111	$6,311	$28,111
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$(95)	$(95)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Coloured (US) Inc.
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

Effective July 1, 2008, the Company wound up Coloured Industry Limited, the UK Subsidiary. The Company does not currently have any ongoing business operations. The historical results of the wound-up subsidiary have been reclassified as discontinued operations in these financial statements.  This wind-up is described in more detail in Note 6.

2.	Significant Accounting Policies
The following is a summary of significant accounting policies used in the preparation of these financial statements.
	a)	Basis of Consolidation
These consolidated financial statements have reclassified the accounts of Coloured Industry Limited since its incorporation on May 3, 2003 as discontinued operations.
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

Index

c)	Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

d)	Foreign Currency Translations

The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the reporting currency as follows:

• Assets and liabilities at the rate of exchange in effect at the balance sheet date,
• Equity at historical rates, and
• Revenue and expense items at the prevailing rate on the date of the transaction.

Translation adjustments resulting from translation of balances are accumulated as a separate component of shareholders’ equity and reported as a component of comprehensive income or loss.

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

Index

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

Index

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

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Comapnys fiscal year beginning October 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

3.	Advertising and Promotion
The Company did not engage in any advertising or promotional activity for the year ended September 30, 2008 or 2007.
4.	Rights and Technology

The Company has a software licence for the mobile platform known as ARTE. The Company amortizes the software on a straight-line basis over the estimated useful life of three years. At September 30, 2008, the software was fully amortized

5.	Loans Payable
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
At September 30, 2008, the loan balance was $32,425 and interest in the amount of $2,421 was accrued.

b)
On April 15, 2008, the Company entered into a formal loan agreement with Green Shoe Investments Ltd., an unrelated third party, for debt financing. The loan was for $ 30,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date.
At September 30, 2008, interest in the amount of $688 was accrued.

Index

6.	Wind-up of UK Subsidiary

Because the Company has had a history of accumulating debt through its UK subsidiary, the Company’s Board of Directors determined that it was in the best interests of the Company to wind-up the UK subsidiary.  An effective date of July 1, 2008 was set by the Board.

The following table summarizes the net assets disposed of and accounted for in these financials as discontinued operations:

Assets
Cash	6,930
Total Assets Disposed of	$6,930

Liabilities
Accounts Payable	6,000
Taxes Payable	2,805
Due to related parties	301,591
Total Liabilities disposed of	$310,396

Net Liabilities disposed of	$303,466

7.	Capital Stock
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
There were 8,000,000 warrants and no stock options outstanding as at September 30, 2008.

8.	Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2008, the Company has an accumulated deficit of $4,056,512 and has incurred an accumulated operating cash flow deficit of $477,525 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

On December 12, 2008, the Company entered into a Settlement Agreement and General Mutual Release with Karada Ltd., a company incorporated in the Republic of the Marshall Islands (“Karada”). Under the terms of the Agreement, Karada received 34,845,950 restricted shares of the common stock of the Company in full and final settlement of a USD $34,846 debt owing to Karada by the Company (see Note 5a).

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 23, 2008, we terminated the services of Dale Matheson Carr-Hilton Labonte LLP (“DM”) as our independent registered public accounting firm.

During the fiscal year ended September 30, 2007 and the subsequent interim periods up through the date of termination, there were no disagreements with DM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DM, would have caused DM to make reference thereto in its report on the Registrants financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within the Registrant's two most recent fiscal years and the subsequent interim period up through the date of termination (July 23, 2008).  Other than as set forth below, the report issued by DM with respect to our financial statements for the year ended September 30, 2007 did not contain any adverse or disclaimer of opinion, and were not modified as to uncertainty, scope or accounting principals.

The audit report of DM for our financial statements as of September 30, 2007 contained a separate paragraph stating:

 “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During our two most recent fiscal years and the subsequent interim periods up through the date of this Report, neither we nor anyone on our behalf consulted with any other independent auditor regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements. Further, no other independent auditor has provided written or oral advice to us that was an important factor considered by us  in reaching a decision as to any accounting, auditing or financial reporting issues during the period that DM served as our independent auditor.

We provided a copy of the foregoing disclosures to DM prior to the date of the filing of this Report and requested that DM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Report.

Index

On July 23, 2008, we engaged Moore & Associates, CHTD (“Moore”), as our independent registered public accounting firm.

We have not consulted with Moore regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years through present.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lars Brannvall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2008.

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

Index

ITEM 9A(T).	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

No report required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officer and director and his age as of the date of this Annual Report is as follows:

Name of Director	Age

Lars Brannvall	43

Name of Executive Officer	Age	Office

Lars Brannvall	43	President and Chief Executive Officer

Lars Brannvall. Mr. Brannvall is our president, secretary, treasurer and sole director, having been appointed to those roles concurrent with the closing of our acquisition of our subsidiary, Coloured UK on September 30, 2005. Mr. Brannvall was the managing director of Coloured UK since August 15, 2003, and serves as our sole officer and director. His focus is on our distribution and sales channels, building relationships with mobile operators, portals, media houses, resellers and agents to create new opportunities for the company and its products.

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

Index

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has not established an audit committee. Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Index

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

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2008 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information as to our president and chief executive officer, Lars Brannvall for the fiscal years ended September 30, 2008, 2007 and 2006. No compensation was paid to our officers other than the compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lars Brannvall	2008	$Nil	Nil	$Nil	Nil	Nil	Nil	Nil	$Nil
	2007	$Nil	Nil	$Nil	Nil	Nil	Nil	Nil	$Nil
(1)	2006	$1,851	Nil	$Nil	Nil	Nil	Nil	Nil	$1,851

(1) Mr. Brannvall has been our Chief Executive Officer since September 30, 2005.

Index

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2008

As of the date of this Annual Report, we do not have a stock option plan. The following table reflects as at September 30, 2008 no stock options have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lars Brannvall, President	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Index

The following table sets forth information relating to compensation paid to our director during fiscal year ended September 30, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lars Brannvall	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENT

Lars Brannvall provides his services as managing director to Coloured UK under a contract dated August 6, 2003. Mr. Brannvall is obligated to devote his full business time to our business. We have agreed to pay to Mr. Brannvall a salary of ₤24,000 per annum ($47,040 based on a foreign exchange rate on December 27, 2006 of $1.96: ₤1.00). In addition, Coloured UK agreed to issue to Mr. Brannvall ordinary shares of Coloured UK up to a maximum of 245,000 shares. By agreement, all 245,000 shares were issued to Mr. Brannvall prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,408,720 shares of our common stock upon completion of our acquisition of Coloured UK. No additional shares are issuable to Mr. Brannvall pursuant to his employment contract.

Effective November 1, 2005, Mr. Brannvall has agreed not to take any salary until such time as we secure an arrangement with a gateway owner to provide our mobile games and which has the potential to generate earnings for us. Effective as of September 30, 2008 and based upon the winding up of the subsidiary, the employment agreement between Mr. Brannvall and Coloured UK has been terminated. See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 11, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 73,494,610 shares of common stock issued and outstanding

Index

Title of class	Name and address of beneficial owner(2)	Amount and nature of beneficial owner	Percentage of class(1)

Directors and Officers

Common Stock	Lars Brannvall	1,608,721	2.18%
	46 Buckingham Road
	Brighton, UK
	BN1 3RQ

Common Stock	All executive officers and	1,608,721	2.18%
	directors as a group (one
	person)

5% Shareholders

Common Stock	Colour Industry Inc.(3)	5,772,292	7.85%
	FD ICIC Building,
	Lower Factory Road,
	St. John’s, Antigua

Common Stock	The Coloured Industry	6,000,000	8.16%
	Technology Partnership 2
	LLP(4)
	4 Bedford Road
	London, UK WC1R 4DF

Common Stock	The Mobile Warrior	6,000,000	8.16%
	Technology Partnership LLP(5)
	4 Bedford Road
	London, UK WC1R 4DF

Common Stock	Karada Ltd.	34,845,950	47.41%
	Ajeltake Rd
	Ajeltake, Majuro
	Marshall Islands

Index

(1) The percentage of class is based on 73,494,610 shares of common stock issued and outstanding as of the date of this Annual Report.

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

(3) All of the shares of Coloured Industry Inc. are owned by The Outlander Trust. The trustees of The Outlander Trust have voting and dispositive control over the shares held by The Outlander Trust. There are two co-trustees of The Outlander Trust, namely Wealth Management Inc. and United Trust Company Limited. The director of Wealth Management Inc. is Laura Mouck. The directors of United Trust Company Limited are Margaret Ferrari, Andrew Cummings, G. Grahame Bollers and Monica Roberts.

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

Index

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or our by-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

PURCHASE OF FOUNDER’S SHARES

Sharon Cocker, our initial director and officer, acquired 500,000 shares of our common stock effective May 31, 2005 at a price of $0.001 per share. Ms. Cocker paid a total purchase price of $500 for these shares.

EMPLOYMENT AGREEMENT

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

Mr. Brannvall previously provided services as chief executive officer to us under a contract between Mr. Brannvall and Coloured UK dated August 6, 2003. Mr. Brannvall is obligated to devote his full business time to our business. We agreed to pay to Mr. Brannvall a salary of ₤24,000 per annum. In addition, Coloured UK agreed to issue to Mr. Brannvall up to a maximum of 245,000 ordinary shares of Coloured UK. By agreement, all 245,000 shares were issued to Mr. Brannvall prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,408,720 shares of our common stock upon completion of our acquisition of Coloured UK. No additional shares are issuable to Mr. Brannvall pursuant to his employment contract. Effective approximately June 30, 2008 and based upon the winding up of the subsidiary, the employment agreement between Mr. Brannvall and Coloured UK has been terminated.

Index

COLOUR INDUSTRY INC.

Coloured UK’s initial corporate activities were funded by CII. Coloured UK entered into a loan agreement dated October 8, 2003 with CII whereby CII agreed to extend a secured loan facility to Coloured UK in the maximum amount of ₤120,000 ($199,211.16, based on the foreign exchange rate on October 8, 2003 of $1.6601: ₤1.0000). As at April 26, 2005, Coloured UK’s outstanding debt to CII under the secured loan facility was ₤108,450 ($206,722, based on a foreign exchange rate on April 26, 2005 of $1.9062: ₤1.0000). Coloured UK and CII entered into a debt settlement agreement on April 26, 2005 whereby the outstanding debt was settled by the issuance to CII of 1,075,000 Ordinary A shares in the capital of Coloured UK at a deemed value of ₤0.1009 per share. CII subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on September 30, 2005.

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

We purchased five of our six mobile games from CII on February 28, 2006 pursuant to the an intellectual property acquisition agreement between us and CII dated January 31, 2006. This acquisition followed the re-acquisition by CII of the intellectual property for those mobile games from the Coloured Technology Partnership. We issued 6,000,000 shares of our common stock to CII in consideration of these intellectual property assets. CII in turn paid as consideration 6,000,000 shares of our common stock to The Coloured Technology Partnership 2 LLP in connection with the acquisition of these five mobile games from The Coloured Technology Partnership 2 LLP.

CONTRACTUAL ARRANGEMENTS

Outlander Management Ltd.

Outlander Management, a private corporation that provided administration services to Coloured UK, was issued 574,992 shares of our common stock on September 30, 2005 in exchange for the shares of Coloured UK held by Outlander Management. The cost to Outlander Management of its shares in Coloured UK was ₤1,000 ($1,834 based on a foreign exchange rate on April 30, 2004 of $1.8341: ₤1.000).

We paid or accrued the following fees to Outlander Management during 2008 and 2007 in respect of administrative services provided by Outlander Management:

Expense	Year ended September 30, 2008	Year ended September 30, 2007
Accounting	$Nil	$Nil
Legal fees	$Nil	$Nil
Salaries and Wages	$Nil	$Nil

As at September 30, 2008, we have an amount payable to Outlander Management of $27,224.72 for management services.  Effective approximately June 30, 2008 and based upon the winding up of the subsidiary, the agreement between Outlander Management and Coloured UK has been terminated.

Index

Azuracle Ltd.

As at September 30, 2008, we owed $35,917.20 to Azuracle for accrued rent. Azuracle is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. Mr. DeBo was previously, but is no longer, a director of Outlander Management. Effective approximately June 30, 2008 and based upon the winding up of the subsidiary, the agreement between Azuracle and Coloured UK has been terminated. Azuracle has agreed to provide the Company the same office space rent free until such time as we have arranged and received sufficient funding to pay our accrued liabilities.  At that point, new rental terms will be negotiated.

DeBondo Capital Inc.

As at September 30, 2008, we owed $236,583.43 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to our company because it had a director in common, namely Ulrik DeBo, with Outlander Management, one of our promoters. Mr. DeBo was previously, but is no longer, a director of Outlander Management.

DeBondo Capital Limited

We entered into a one year consulting agreement dated August 1, 2006 with DeBondo Capital Limited, a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,326 (GBP 5,000) per month for a minimum of one year beginning on the agreement date. During fiscal 2008, $117,460 was accrued on account of amounts owing under this agreement, such that the amount owing as at September 30, 2008 was $138,325. The agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after August 1, 2007, either party may terminate this agreement with one month’s advance written notice.  Effective approximately June 30, 2008 and based upon the winding up of the subsidiary, the agreement between DeBondo Capital Limited and Coloured UK has been terminated.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended September 30,
	2008	2007
Audit Fees	$38,572.15	$10,500.00
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$38,572.15	$10,500.00

Index

AUDIT FEES

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

During fiscal year ended September 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15.	EXHIBITS AND FINCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

10.1(1)	Agency Exploitation Agreement dated March 31, 2003, between The Mobile Warrior Technology Partnership LLP and LDC Network Limited

10.2(1)	Letter Agreement dated effective April 2, 2004, between LDC Network Limited and Coloured UK

10.3(1)	Agency Exploitation Agreement dated August 6, 2003, between The Coloured Industry Technology Partnership and Coloured UK

10.4(1)	Employment Agreement between Coloured UK and Lars Brannvall dated August 6, 2003

10.5(1)	Loan Agreement dated October 8, 2003, between Coloured UK and CII

10.6(1)	Debt Settlement Agreement dated April 26, 2005, between Coloured UK and CII

10.7(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Emcor Holdings Inc., Coloured UK and the stockholders of Coloured UK

10.8(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and CII (Coloured Mobile Games)

10.9(1)	Asset Purchase Agreement dated January 31, 2006, between Coloured (US) Inc. and ABS Capital (Mobile Warrior Game)

10.10(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and CISA Holdings APS

10.11(1)	Debt Conversion Agreement dated February 28, 2006, between Emcor Holdings Inc. and Dan Simmons

10.12(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and the Coloured Industry Technology Partnership LLP

10.13(1)	Termination and Release Agreement dated February 28, 2006, among Coloured UK and The Mobile Warrior Technology Partnership LLP

10.14(1)	Debenture Agreement dated October 8, 2003 between Coloured UK and CII evidencing The indebtedness of Coloured UK under the Loan Agreement

10.15(1)	Service Agreement dated August 4, 2004, between Coloured UK and Outlander Management

10.16(1)	Reseller Agreement dated February 19, 2004, between Coloured UK and Mtertainment Korea covering the territory of Asia, with exclusivity in Singapore

10.17(1)	Reseller Agreement dated February 20, 2004, between Coloured UK and Tele- Publishing UK Ltd. (also known as G8wave) covering the territory of the United Kingdom

Index

Exhibit Number	Description of Exhibit
10.18(1)	Worldwide Reseller Agreement dated February 20, 2004, between Coloured UK and Mocondi Ltd.

10.19(1)	Reseller Agreement dated March 13, 2004, between Coloured UK and Mobiletones Asia Pte Ltd. covering the territory of Asia, excluding Singapore

10.20(1)	Reseller Agreement dated March 10, 2005, between Coloured UK and Net People International Inc. covering the territory of Latin America (South & Central America), Mexico and the Caribbean

10.21(1)	Reseller Agreement dated April 19, 2004, between Coloured UK and Mobilkraft covering the territory of Sweden

10.22(1)	Reseller Agreement dated September 27, 2004, between Coloured UK and Nostromo ICT covering the territory of the Czech Republic

10.23(1)	Reseller Agreement dated November 25, 2004, between Coloured UK and Voicelock Ltd. (also known as Trust5) covering the territory of the United Kingdom and Ireland

10.24(1)	Worldwide Reseller Agreement dated December 12, 2004, between Coloured UK and Tracebit Ltd

10.25(1)	Reseller Agreement dated December 22, 2004, between Coloured UK and Mobile Minds covering the territory of Hungary, Slovakia, Czech Republic and Pakistan

10.26(1)	Reseller Agreement dated February 3, 2005, between Coloured UK and iTech Solutions India PVT Ltd covering the territory of India and the Indian Subcontinent

10.27(1)	Subscription agreement between the Company and Sharon Cocker dated April 8, 2005 relating to the Company’s private offering of 500,000 shares

10.28(1)	Form of subscription agreement relating to the Company's May 31, 2005 private offering of 4,500,000 common shares at $0.01 per share

10.29(1)	Administration Agreement dated July 1, 2005 between Coloured UK and Azuracle Limited

10.30(1)	Closing Agreement dated September 30, 2005 amongst Emcor Holdings Inc., and the shareholders of Coloured UK

10.31(1)	Form of subscription agreement and amendment agreement relating to the Company’s September 30, 2005 private offering of 677,660 common shares at $0.05 per share

10.32(1)	Form of subscription agreement relating to the Company’s March 13, 2006 private offering of 202,000 common shares at $0.25 per share

10.33(2)	Consulting agreement dated August 1, 2006 between the Company and DeBondo Capital Limited

10.34 (4)	Release and Settlement Agreement between Coloured (US) Inc. and Karada Ltd. dated December 12, 2008.

16 (5)	Letter from Dale Matheson Carr-Hilton Labonte dated July 24, 2008.

31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1(3)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

(1)	Filed as an exhibit to the original registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2006.

(2)	Filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on January 4, 2007.

(3)	Filed as an exhibit to this annual report on Form 10-K.

(4)	Filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008.

(5)	Filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

Date: January 9, 2009	By:	/s/ LARS BRANNVALL
Lars Brannvall,
Chief Executive Officer

Date: January 9, 2009	By:	/s/ LARS BRANNVALL
Lars Brannvall,
Treasurer/Chief Financial Officer

Index