Form 10-Q
period 2008-12-04
COLOURED (US) INC.
filed 2009-02-23
CIK 1349706

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-52140

Coloured (US) Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID SEU (Address of principal executive offices)

+44 (0) 20 7031 1189 (Issuer’s telephone number)
n/a (Address of prior principal executive offices if changed from last filing)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 12, 2008
Common Stock, $0.001	73,494,610

COLOURED (US) INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
UNAUDITED

	As of	As of
	Wednesday, December 31, 2008	Tuesday, September 30, 2008
ASSETS

Current Assets
Cash of Continuing Operations	$5,146	$21,181
Cash of Discontinued Operations	6,930	6,930
Total Cash	12,076	28,111
Loans Receivable	3,030
Other current assets - Discontinued Operations	-	-
Total Current Assets	15,106	28,111

Rights and Technology	$-	$-
TOTAL ASSETS	15,106	28,111

LIABILITIES
Current Liabilities
Accounts payable	$3,711	$2,835
Accrued liabilities	2,250	3,500
Accrued interest on promissory notes	1,063	3,108
Due to related parties	4,013	0
Current Liabilities of Discontinued Operations	310,396	310,396
Total Current Liabilities	321,432	319,840

Long Term Liabilities
Loans Payable	30,000	62,425
Total Long Term Liabilites	30,000	62,425

STOCKHOLDERS’ EQUITY
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 73,494,610 (December 31, 2008)	73,495	38,649
30,648,660 (December 31, 2007)
Additional paid-in capital	3,663,710	3,663,710
Accumulated Comprehensive Loss	(19,063)	(19,063)
Deficit - Accumulated during the development stage	(4,054,467)	(4,037,449)
	(336,326)	(354,153)
	$15,106	$28,111

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
UNAUDITED
			Cumulative
			From
			Incorporation
	For the Three Months	For the Three Months	Friday, May 02, 2003
	Ended	Ended	to
	Wednesday, December 31, 2008	Monday, December 31, 2007	Wednesday, December 31, 2008

General and Administrative Expenses
Accounting and auditing	7,050	8,031	250,343
Amortization & Depreciation	-	2,728	28,403
Bank Charges	133	-	208
Consulting fees	-	30,677	201,068
Filing fees, net of recovery	-	368	12,943
Intellectual properties	-	-	3,000,000
Investor relations	-	-	18,250
Legal	9,250	21,990	139,043
Transfer agent fees	211	-	5,808
Total General and Administrative Expenses	16,643	63,794	3,656,066
	(16,643)	(63,794)	(3,656,066)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	-	(4,295)	(394,753)
Other Income (Expense)
Gain on settlement of debt	-	20,144	20,144
Foreign exchange gain (loss)	-	1,260	(12,027)
Interest expense	(375)	(516)	(11,766)
Provision for income taxes	-	-	-
Loss for the period	$(17,018)	$(47,201)	$(4,054,467)

Loss per Share – Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding	46,223,867	30,648,660

Comprehensive Loss
Net Loss	(17,018)	(47,201)	(4,054,467)
Gain (loss) on foreign exchange translation	-	(5,041)	(19,063)
Total Comprehensive Loss	(17,018)	(52,242)	(4,073,530)

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
UNAUDITED
				Deficit Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Income	Deficiency
Shares issued for cash at $0.33 per share - May 2, 2003	575	1	1			2
Loss for the year				(13,421)		(13,421)
Foreign currency translation adjustment					(391)	(391)
Balance - September 30, 2003	575	1	1	(13,421)	(391)	(13,810)
Shares issued for cash at $0.003 per share - Dec 22, 2003	2,874,365	2,875	6,018			8,893
Shares issued for cash at $0.003 per share – April 30, 2004	1,466,220	1,466	3,211			4,677
Shares issued for consulting at $0.003 per share – August 26, 2004	939,139	939	2,008			2,947
Loss for the year				(144,692)		(144,692)
Foreign currency translation adjustment					(2,175)	(2,175)
Balance - September 30, 2004	5,280,299	5,281	11,238	(158,113)	(2,566)	(144,160)
Shares issued for consulting at $0.003 per share – November 17, 2004	234,790	235	545			780
Shares issued for consulting at $0.003 per share – March 9, 2005	234,791	235	545			780
Shares issued for consulting at $0.033 per share – April 16, 2005	68,999	68	2,241			2,309
Shares issued for debt at $0.033 per share – April 26, 2005	6,181,121	6,181	200,541			206,722
Reacapitalization of Coloured Industry Limited	5,677,660	5,678	23,887			29,565
Loss for the year				(137,972)		(137,972)
Foreign currency translation adjustment					(6,517)	(6,517)
Balance - September 30, 2005	17,677,660	17,678	238,997	(296,085)	(9,083)	(48,493)
Shares issued for debt at $0.25 per share - February 28, 2006	344,000	344	88,590			88,934
Shares issued for purchase of technology (Colour Industry) at $0.25 per share - February 28, 2006	6,000,000	6,000	1,494,000			1,500,000
Shares issued for purchase of technology (Mobile Warrior) at $0.25 per share - February 28, 2006	6,000,000	6,000	1,494,000			1,500,000
Shares issued for cash at $0.25 per share - March 9, 2006	202000	202	50,298			50,500
Shares issued for cash at $0.25 per share - June 23, 2006	200000	200	49,800			50,000
Shares issued for cash at $0.25 per share - July 3, 2006	200000	200	49,800			50,000
Loss for the year				(3,300,361)		(3,300,361)
Foreign currency translation adjustment					(4,056)	(4,056)
Balance – September 30, 2006	30,623,660	30,624	3,465,485	(3,596,446)	(13,139)	(113,476)
Shares issued for consulting at $0.25 per share - April 20, 2007	25000	25	6,225			6,250
Loss for the year				(275,972)		(275,972)
Foreign currency translation adjustment					(7,673)	(7,673)
Balance – September 30, 2007	30,648,660	30,649	3,471,710	(3,872,418)	(20,812)	(390,871)
Share issued for cash at $0.025 per share - February 14, 2008	8,000,000	8,000	192,000			200,000
Loss for the period				(165,031)		(165,031)
Foreign currency translation adjustment					1,749	1,749
Balance – September 30, 2008	38,648,660	38,649	3,663,710	(4,037,449)	(19,063)	(354,153)
Share issued for debt settlement at $0.001 per share - December 12, 2008	34,845,950	34,846				34,846
Loss for the period				(17,018)		(17,018)
Foreign currency translation adjustment					-	-
Balance – December 31, 2008	73,494,610	73,495	3,663,710	(4,054,467)	(19,063)	(336,326)

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
UNAUDITED
	For the Three Months	For the Three Months	Cumulative from Incorpration
	Ending	Ending	May 2, 2003 to
	Wednesday, December 31, 2008	Monday, December 31, 2007	Wednesday, December 31, 2008
Operating Activities
Net Loss	$(17,018)	$(47,201)	$(4,054,467)
Items not involving cash:
Amortization and Depreciation	-	2,728	30,502
Gain on settlement of debt	-	(20,144)	(20,144)
Interest accrued on promissory notes	(2,046)	-	2,692
Shares issued for debt settlement	34,846		34,846
Shares for consulting services	-	-	13,066
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:
Loans Receivable	(3,030)		(3,030)
Prepaid expenses	-	368	-
Accounts payable	1,376	(113,011)	4,211
Accrued liabilities	(1,250)	1,396	(9,585)
Effects of current assets in discontinued operation	-	-	-
Effects of accounts payable in discontinued operation	-	23,399	-
Effects of accrued liabilities in discontinued operations	-	-	-
Effects of amounts owing to related parties in discontinued operations	-	29,103	537,262
Net cash flows provided by (used in) operations	12,877	(123,362)	(464,648)

Investing Activities
Acquisition of rights and technology	-	-	(28,403)
Cash acquired in purchase of Emcor Holdings Inc.	-		127,705
Net cash flows from investing activities	0	0	99,302

Financing Activities
Loan proceeds (repayments)	(32,425)	-	30,000
Due to related parties	3,513	-	3,513
Convertible promissory note	-	-	1,000
Share issuances for cash	-	200,000	364,072
Net cash flows from financing activities	(28,912)	200,000	398,585

Effects of foreign translation on rights and technology	-	70	(2,099)
Effect of foreign rate changes on cash	0	(5,041)	(19,063)
	0	(4,971)	(21,162)

Change in Cash	(16,035)	71,667	12,076
Cash - Beginning	28,111	6,311	-
Cash - Ending	$12,076	$77,978	$12,076
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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
The Company did not engage in any advertising or promotional activity for the three months ended December 31, 2008.

4.	Rights and Technology

The Company has a software licence for the mobile platform known as ARTE. The Company amortizes the software on a straight-line basis over the estimated useful life of three years. At December 31, 2008, the software was fully amortized

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
On December 12, 2008, shares were issued to Karada Ltd. in full and final settlement of the outstanding balance of $32,425 and accrued interest in the amount of $2,421.

b)
On April 15, 2008, the Company entered into a formal loan agreement with Green Shoe Investments Ltd., an unrelated third party, for debt financing. The loan was for $ 30,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date.
At December 31, 2008, interest in the amount of $1,063 was accrued.

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
There were 8,000,000 warrants and no stock options outstanding as at December 31, 2008.

8.	Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2008, the Company has an accumulated deficit of $4,054,467 and has incurred an accumulated operating cash flow deficit of $464,468 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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
There are no subsequent events expected to have a material affect on the presentation of these financials statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Coloured (US) Inc. was incorporated on April 5, 2005 as Emcor Holdings Inc. under the laws of the state of Nevada. During September 2005, Emcor Holdings Inc entered into a share exchange agreement (the “Share Exchange Agreement”) with Coloured Industry Limited (“Coloured UK”), a privately held corporation. Coloured UK was incorporated in the United Kingdom on May 2, 2003. In accordance with the terms and provisions of the Share Exchange Agreement, we acquired Coloured UK by way of acquisition of 100% of the total issued and outstanding shares of Coloured UK (which was 2,087,000 shares) in exchange for 12,000,000 shares of our restricted common stock issued and outstanding. On December 8, 2005, we changed our name to Coloured (US) Inc.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “COUS”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “or "Coloured (US) Inc." refers to Coloured (US) Inc.

CURRENT BUSINESS OPERATIONS

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

We have not earned revenues to date. Our plan of operations is to partner with gateway owners, either directly or indirectly through third party resellers, in the marketing and distribution of our mobile games.

Intellectual Asset Purchase Agreements

On February 28, 2006, we acquired the intellectual property rights to our six mobile games concurrently from Coloured Industry Inc. (“CII”), one of the founding shareholders of Coloured (UK), and ABS Capital Inc. (“ABS Capital”) in accordance with the terms and provisions of the Mobile Warrior Intellectual Asset Purchase Agreement and the respective Intellectual Asset Purchase Agreements for total consideration of the issuance of 12,000,000 shares of our restricted common stock, of which 6,000,000 shares were issued to CII and 6,000,000 shares were issued to ABS Capital. Concurrent with the completion of this acquisition, CII transferred 6,000,000 shares of our common stock to Coloured Industry Technology Partnership as part of its arrangement to re-acquire five of the six mobile games from Coloured Technology Partnership. Coloured Industry Technology Partnership is a limited liability partnership that was at arm’s length to CII. Coloured Industry Technology Partnership became one of our principal shareholders as a result of the completion of these transactions. At the same time, ABS Capital transferred its 6,000,000 shares of our common stock to Mobile Warrior Technology Partnership as part of its own arrangement to re-acquire the Mobile Warrior game from Mobile Warrior Technology Partnership. Mobile Warrior Technology Partnership LLP is a limited liability partnership that is at arm’s length to ABS Capital Inc.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended December 31, 2008 and December 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION
	Three Month Period Ended December 31, 2008 and December 31, 2007		For the Period from May 2, 2003 (inception) to December 31, 2008
	2008	2007
General and Administrative Expenses
Accounting and Auditing	$7,050	$8,031	$250,343
Amortization and Depreciation	-0-	2,728	28,403
Bank Charges	133	-0-	208
Consulting	-0-	30,677	201,068
Filing fees, net of recovery	-0-	368	12,943
Intellectual Properties	-0-	-0-	3,000,000
Investor relations	-0-	-0-	18,250
Legal	9,250	21,990	139,043
Transfer Agent fees	211	-0-	5,808
Loss from continuing operation	$(16,643)	$(63,794)	$(3,656,066)
Loss from discontinued operations	-0-	(4,295)	(394,753)
Other Income (Expenses)
Gain on Settlement of Debt	-0-	20,144	20,144
Foreign Exchange gain (loss)	-0-	1,260	(12,027)
Interest expense	(375)	(516)	(11,766)
Loss for Period	$(17,018)	$(47,201)	$(4,054,467)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2008 Compared to Three Month Period Ended December 31, 2007.

Our loss for the three month period ended December 31, 2008 was ($17,018) compared to a loss of ($47,201) during the three month period ended December 31, 2007 (a decrease of $30,183). During the three month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, we incurred general and administrative expenses of $16,643 compared to $63,794 incurred during the three month period ended December 31, 2007 (a decrease of $47,151). This resulted in a loss from continuing operations during the three month period ended December 31, 2008 of ($16,643) and a loss from continuing operations during the three month period ended December 31, 2007 of ($63,794). These general and administrative expenses incurred during the three month period ended December 31, 2008 consisted of: (i) accounting and auditing of $7,050 (2007: $8,031); (ii) amortization and depreciation of $-0- (2007: $2,728); (iii) bank charges of $133 (2007: $-0-); (iv) consulting fees of $-0- (2007: $30,677); (v) filing fees, net of recovery of $-0- (2007: $368); (vi) legal of $9,250 (2007: $21,990); and (vii) transfer agent fees of $211 (2007: $-0-.

Expenses incurred during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 decreased primarily due to the decrease in consulting fees and legal. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from continuing operations of ($16,643) during the three month period ended December 31, 2008 was increased by the recording of ($375) as interest expense resulting in a loss for the period of ($17,018). Loss from continuing operations of ($63,794) during the three month period ended December 31, 2007 was increased by the recording of ($4,295) in loss from discontinued operations and ($516) in interest expense and increased by $20,144 in gain on settlement of debt and $1,260 in foreign exchange gain resulting in a loss for the period of ($47,201).

Our loss during the three month period ended December 31, 2008 was ($17,018) compared to a loss of ($47,201) incurred during the three month period ended December 31, 2007. The weighted average number of shares outstanding was 46,223,867 for the three month period ended December 31, 2008 compared to 30,648,660 for the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended December 31, 2008

As at the three month period ended December 31, 2008, our current assets were $15,106 and our current liabilities were $321,432, which resulted in a working capital deficit of $306,326. As at the three month period ended December 31, 2008, current assets were comprised of: (i) $5,146 in cash of continuing operations; (ii) $6,930 in cash of discontinued operations; and (iii) $3,030 in loans receivable. As at the three month period ended December 31, 2008, current liabilities were comprised of: (i) $3,711 in accounts payable; (ii) $2,250 in accrued liabilities; (iii) $1,063 in accrued interest on promissory notes; (iv) $4,013 due to related parties; and (v) $310,396 in current liabilities of discontinued operations.

As at the three month period ended December 31, 2008, our total assets were $15,106 comprised entirely of current assets. The decrease in total assets during the three month period ended December 31, 2008 from fiscal year ended September 30, 2008 was primarily due to the decrease in total cash.

As at the three month period ended December 31, 2008, our total liabilities were $351,432 comprised of: (i) $321,432 in current liabilities; and (ii) $30,000 in long term long payable. The slight decrease in liabilities during the three month period ended December 31, 2008 from fiscal year ended September 30, 2008 was primarily due to the decrease in long term loan payable.

Stockholders’ equity (deficit) decreased from ($354,153) for fiscal year ended September 30, 2008 to ($336,326) for the three month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended December 31, 2008, net cash flows used in operating activities was $12,877 consisting primarily of a net loss of ($17,018). During the three month period ended December 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for interest accrued on promissory notes of ($2,046) and for share issued for debt settlement of $34,846. Net cash flows used in operating activities was further changed by ($3,030) for loan receivable, $1,376 for accounts payable and ($1,250) for accrued liabilities.

For the three month period ended December 31, 2007, net cash flows used in operating activities was ($123,362) consisting primarily of a net loss of ($47,201). During the three month period ended December 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for amortization and depreciation of $2,728 and for gain on settlement of debt of ($20,144). Net cash flows used in operating activities was further changed by $368 for prepaid expenses, ($113,011) for accounts payable, $1,396 for accrued liabilities, $23,399 for effects of accounts payable in discontinued operation, and $29,103 for effects of amounts owing to related parties in discontinued operations.

Cash Flows from Investing Activities

For the three month periods ended December 31, 2008 and December 31, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended December 31, 2008, net cash flows used for financing activities was ($28,912) compared to net cash flows from financing activities of $200,000 for the three month period ended December 31, 2007. Cash flows used by financing activities for the three month period ended December 31, 2008 consisted of: (i) ($32,425) (2007: $-0-) in loan proceeds; (ii) $3,513 (2007: $-0-) due to related parties; and (iii) $-0- (2007: $200,000) in shares issued for cash.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as disclosed below:

Loan Agreement

On April 15, 2008, we entered into a loan agreement with Green Shoe Investments Ltd., an unrelated third party (“Green Shoe”), for debt financing. The loan was for $30,000 bearing interest at a rate of 5% per annum calculated monthly for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date. As of December 31, 2008, interest in the amount of $1,063 was accrued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  The British Pound has been pegged to the USD with regards to the exchange rate system. Exchange rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Recently the British Pound decreased in value compared to the USD. This has not had an appreciable effect on our operations and seems unlikely to do so.

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

ITEM 4. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

Date: February 16, 2009	By:	/s/ Lars Brannvall
Lars Brannvall
President and Chief Executive Officer

Date: February 16, 2009	By:	/s/ Lars Brannvall
Lars Brannvall
Chief Financial Officer