Form 10-Q
period 2009-03-31
COLOURED (US) INC.
filed 2009-05-19
CIK 1349706

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52140

Coloured (US) Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

Suite 3.19, 130 Shaftesbury Avenue London, England WID SEU (Address of principal executive offices)

+44 (0) 20 7031 1189 (Issuer’s telephone number)
n/a (Address of prior principal executive offices if changed from last filing)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)
with a copy to:
Diane D. Dalmy
Attorney at Law
8965 W. Cornell Place
Lakewood, Colorado 80227
(Telephone) 303.985.9324
(Fax) 303.988.6954
Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]     Accelerated filer [   ]

Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[X]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 11, 2009
Common Stock, $0.001	73,494,610

COLOURED (US) INC.

Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
UNAUDITED

	As of	As of
	March 31, 2009	September 30, 2008
ASSETS
Current Assets
Cash of Continuing Operations	$5,146	$21,181
Cash of Discontinued Operations	6,930	6,930
Total Cash	12,076	28,111
Loans Receivable	3,030
Other current assets - Discontinued Operations	-	-
Total Current Assets	15,106	28,111

Rights and Technology	$-	$-
TOTAL ASSETS	15,106	28,111

LIABILITIES
Current Liabilities
Accounts payable	$5,036	$2,835
Accrued liabilities	2,250	3,500
Accrued interest on promissory notes	1,438	3,108
Due to related parties	7,786	0
Current Liabilities of Discontinued Operations	310,396	310,396
Total Current Liabilities	326,905	319,840

Long Term Liabilities
Loans Payable	30,000	62,425
Total Long Term Liabilites	30,000	62,425

STOCKHOLDERS’ EQUITY
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 73,494,610 (March 31, 2009)	73,495	38,649
38,648,660 (September 30, 2008)
Additional paid-in capital	3,663,710	3,663,710
Accumulated Other Comprehensive Income (Loss)	(19,063)	(19,063)
Deficit - Accumulated during the development stage	(4,059,940)	(4,037,449)
	(341,799)	(354,153)
	$15,106	$28,111

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
UNAUDITED
					Cumulative
					From
					Incorporation
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 2, 2003
	Ended	Ended	Ended	Ended	to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

General and Administrative Expenses
Accounting and auditing	2,625	21,811	9,675	29,843	252,968
Amortization & Depreciation	-	636	-	3,364	28,403
Bank Charges	23	-	156	-	232
Consulting fees	-	29,927	-	60,604	201,068
Filing fees, net of recovery	-	2,612	-	2,980	12,943
Intellectual properties	-	-	-	-	3,000,000
Investor relations	-	-	-	-	18,250
Legal	750	6,575	10,000	28,565	139,793
Transfer agent fees	1,700	357	1,911	357	7,508
Total General and Administrative Expenses	5,098	61,918	21,741	125,712	3,661,164
	(5,098)	(61,918)	(21,741)	(125,712)	(3,661,164)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	-	(4,150)	-	(8,445)	(394,753)
Other Income (Expense)
Gain on settlement of debt	-	-	-	20,144	20,144
Foreign exchange gain (loss)		(1,428)		(168)	(12,027)
Interest expense	(375)	(2,845)	(750)	(3,361)	(12,141)
Provision for income taxes	-	-	-	-	-
Loss for the period	$(5,473)	$(70,341)	(22,491)	$(117,542)	$(4,059,941)

Comprehensive Loss
Net Loss	(5,473)	(70,341)	(22,491)	(117,542)	(4,059,941)
Gain (loss) on foreign exchange translation	-	(316)	-	(5,357)	(19,063)
Total Comprehensive Loss	(5,473)	(70,657)	(22,491)	(122,899)	(4,079,004)
Loss per Share – Basic and Diluted	$0.00	$(0.00)	0.00	$(0.00)
Weighted Average Shares Outstanding	73,494,610	34,692,616	59,709,399	32,659,589

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
UNAUDITED
	For the Six Months	For the Six Months	Cumulative from Incorpration
	Ending	Ending	May 2, 2003 to
	March 31, 2009	March 31, 2008	March 31, 2009
Operating Activities
Net Loss	$(22,491)	$(117,542)	$(4,059,941)
Items not involving cash:
Amortization and Depreciation	-	-	30,502
Gain on settlement of debt	-	-	(20,144)
Interest accrued on promissory notes	(1,671)	813	3,067
Shares issued for debt settlement	34,846	-	34,846
Shares for consulting services	-	-	13,066
Shares for intellectual properties	-	-	3,000,000
Changes in non-cash working capital items:
Loans Receivable	(3,030)	-	(3,030)
Prepaid expenses	-	2,624	-
Accounts payable	2,201	(105,337)	5,036
Accrued liabilities	(1,250)	(17,387)	(9,585)
Effects of current assets in discontinued operation	-	-	-
Effects of accounts payable in discontinued operation	-	3,208	-
Effects of accrued liabilities in discontinued operations	-	-	-
Effects of amounts owing to related parties in discontinued operations	-	66,312	537,262
Net cash flows provided by (used in) operations	8,604	(167,309)	(468,921)

Investing Activities
Acquisition of rights and technology	-	5,463	(28,403)
Cash acquired in purchase of Emcor Holdings Inc.	-		127,705
Net cash flows from investing activities	0	5463	99,302

Financing Activities
Loan repayments	(32,425)	-	(32,425)
Loan borrowings	-		62,425
Due to related parties	7,786	-	7,786
Convertible promissory note	-	-	1,000
Share issuances for cash	-	200,000	364,072
Net cash flows from financing activities	(24,639)	200,000	402,858

Effects of foreign translation on rights and technology	-	-	(2,099)
Effect of foreign rate changes on cash	-	(5,357)	(19,063)
	0	(5,357)	(21,162)

Change in Cash	(16,035)	32,797	12,076
Cash - Beginning	28,111	6,311	-
Cash - Ending	$12,076	$39,108	$12,076
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$(95)

The accompanying notes are an integral part of these consolidated financials statements.

Coloured (US) Inc.
(Formerly Emcor Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At March 31, 2009, comprehensive loss consisted of the net loss for the period and foreign currency translation adjustments.

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
The Company did not engage in any advertising or promotional activity for the three months ended March 31, 2009.
4.	Rights and Technology

The Company has a software licence for the mobile platform known as ARTE. The Company amortizes the software on a straight-line basis over the estimated useful life of three years. At March 31, 2009, the software was fully amortized

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
At March 31, 2009, interest in the amount of $1,438 was accrued.

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
There were 8,000,000 warrants and no stock options outstanding as at March 31, 2009.

8.	Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2009, the Company has an accumulated deficit of $4,079,004 and has incurred an accumulated operating cash flow deficit of $468,921 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “COUS:BB”.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended March 31, 2009 and March 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

			Cumulative from
			Incorporation
	For the Six Months Ended		May 2, 2003 to
	March 31, 2009	March 31, 2008	March 31, 2009
General and Administrative Expenses
Accounting and auditing	9,675	29,843	252,968
Amortization & Depreciation	-	3,364	28,403
Bank Charges	156	-	232
Consulting fees	-	60,604	201,068
Filing fees, net of recovery	-	2,980	12,943
Intellectual properties	-	-	3,000,000
Investor relations	-	-	18,250
Legal	10,000	28,565	139,793
Transfer agent fees	1,911	357	7,508
Total General and Administrative Expenses	21,741	125,712	3,661,164
	(21,741)	(125,712)	(3,661,164)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	-	(8,445)	(394,753)
Other Income (Expense)
Gain on settlement of debt	-	20,144	20,144
Foreign exchange gain (loss)		(168)	(12,027)
Interest expense	(750)	(3,361)	(12,141)
Provision for income taxes	-	-	-
Loss for the period	(22,491)	$(117,542)	$(4,059,941)

Comprehensive Loss
Net Loss	(22,491)	(117,542)	(4,059,941)
Gain (loss) on foreign exchange translation	-	(5,357)	(19,063)
Total Comprehensive Loss	(22,491)	(122,899)	(4,079,004)

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

Six Month Period Ended March 31, 2009 Compared to Six Month Period Ended March 31, 2008.

Our comprehensive loss for the six month period ended March 31, 2009 was ($22,491) compared to a comprehensive loss of ($122,899) during the six month period ended March 31, 2008 (a decrease of $100,408). During the six month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue.

During the six month period ended March 31, 2009, we incurred general and administrative expenses of $21,741 compared to $125,712 incurred during the six month period ended March 31, 2008 (a decrease of $103,971). This resulted in a loss from continuing operations during the six month period ended March 31, 2009 of ($21,741) and a loss from continuing operations during the six month period ended March 31, 2008 of ($125,712). These general and administrative expenses incurred during the six month period ended March 31, 2009 consisted of: (i) accounting and auditing of $9,675 (2008: $29,843); (ii) amortization and depreciation of $-0- (2008: $3,364); (iii) bank charges of $156 (2008: $-0-); (iv) consulting fees of $-0- (2008: $60,604); (v) filing fees, net of recovery of $-0- (2008: $2,980); (vi) legal of $10,000 (2008: $28,565); and (vii) transfer agent fees of $1,911 (2008: $357).

Expenses incurred during the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008 decreased primarily due to the decrease in consulting fees, legal and accounting and auditing. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from continuing operations of ($21,741) during the six month period ended March 31, 2009 was increased by the recording of ($750) as interest expense resulting in a comprehensive loss for the period of ($22,491). Loss from continuing operations of ($125,712) during the six month period ended March 31, 2008 was increased by the recording of ($8,445) in loss from discontinued operations, ($3,361) in interest expense, ($5,357) in loss on foreign exchange translation and ($168) foreign exchange loss, and decreased by $20,144 in gain on settlement of debt resulting in a comprehensive loss for the period of ($122,899).

Our comprehensive loss during the six month period ended March 31, 2009 was ($22,491) compared to a comprehensive loss of ($122,899) incurred during the six month period ended March 31, 20078 The weighted average number of shares outstanding was 59,709,399 for the six month period ended March 31, 2009 compared to 32,659,589 for the six month period ended March 31, 2008.

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008.

Our comprehensive loss for the three month period ended March 31, 2009 was ($5,473) compared to a comprehensive loss of ($70,657) during the three month period ended March 31, 2008 (a decrease of $65,184). During the three month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue.

During the three month period ended March 31, 2009, we incurred general and administrative expenses of $5,098 compared to $61,918 incurred during the three month period ended March 31, 2008 (a decrease of $56,820). This resulted in a loss from continuing operations during the three month period ended March 31, 2009 of ($5,098) and a loss from continuing operations during the three month period ended March 31, 2008 of ($61,918). These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) accounting and auditing of $2,625 (2008: $21,811); (ii) amortization and depreciation of $-0- (2008: $636); (iii) bank charges of $23 (2008: $-0-); (iv) consulting fees of $-0- (2008: $29,927); (v) filing fees, net of recovery of $-0- (2008: $2,612); (vi) legal of $750 (2008: $6,575); and (vii) transfer agent fees of $1,700 (2008: $357).

Expenses incurred during the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 decreased primarily due to the decrease in consulting fees, legal and accounting and auditing.

Loss from continuing operations of ($5,098) during the three month period ended March 31, 2009 was increased by the recording of ($375) as interest expense resulting in a comprehensive loss for the period of ($5,473). Loss from continuing operations of ($61,918) during the three month period ended March 31, 2008 was increased by the recording of ($4,150) in loss from discontinued operations, ($2,845) in interest expense, ($1,428) in loss on foreign exchange and ($316) in loss on foreign exchange translation resulting in a comprehensive loss for the period of ($70,657).

Our comprehensive loss during the three month period ended March 31, 2009 was ($5,473) compared to a comprehensive loss of ($70,657) incurred during the three month period ended March 31, 20078 The weighted average number of shares outstanding was 73,494,610 for the three month period ended March 31, 2009 compared to 34,692,616 for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended March 31, 2009

As at the six month period ended March 31, 2009, our current assets were $15,106 and our current liabilities were $329,905, which resulted in a working capital deficit of $314,799. As at the six month period ended March 31, 2009, current assets were comprised of: (i) $5,146 in cash of continuing operations; (ii) $6,930 in cash of discontinued operations; and (iii) $3,030 in loans receivable. As at the six month period ended March 31, 2009, current liabilities were comprised of: (i) $5,036 in accounts payable; (ii) $2,250 in accrued liabilities; (iii) $1,438 in accrued interest on promissory notes; (iv) $7,786 due to related parties; and (v) $310,396 in current liabilities of discontinued operations.

As at the six month period ended March 31, 2009, our total assets were $15,106 comprised entirely of current assets. The decrease in total assets during the six month period ended March 31, 2009 from fiscal year ended September 30, 2008 was primarily due to the decrease in total cash.

As at the six month period ended March 31, 2009, our total liabilities were $356,905 comprised of: (i) $326,905 in current liabilities; and (ii) $30,000 in long term long payable. The slight decrease in liabilities during the six month period ended March 31, 2009 from fiscal year ended September 30, 2008 was primarily due to the decrease in long term loan payable.

Stockholders’ equity (deficit) decreased from ($354,153) for fiscal year ended September 30, 2008 to ($341,799) for the six month period ended March 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended March 31, 2009, net cash flows provided by operating activities was $8,604 consisting primarily of a net loss of ($22,491). During the six month period ended March 31, 2009, net cash flows used in operating activities was adjusted by items not requiring the use of cash for interest accrued on promissory notes of ($1,671) and for share issued for debt settlement of $34,846. Net cash flows used in operating activities was further changed by ($3,030) for loan receivable, $2,201 for accounts payable and ($1,250) for accrued liabilities.

For the six month period ended March 31, 2008, net cash flows used in operating activities was ($167,309) consisting primarily of a net loss of ($117,542). During the six month period ended March 31, 2008, net cash flows used in operating activities was changed by $2,624 for prepaid expenses, ($105,337) for accounts payable, ($17,387) for accrued liabilities, $3,208 for effects of accounts payable in discontinued operation, and $66,312 for effects of amounts owing to related parties in discontinued operations.

Cash Flows from Investing Activities

For the six month period ended March 31, 2009, net cash flows from investing activities was $-0- compared to net cash flows from investing activities of $5,463 for the six month period ended March 31, 2008 relating to acquisition of rights and technology.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2009, net cash flows used for financing activities was ($2,639) compared to net cash flows from financing activities of $200,000 for the six month period ended March 31, 2008. Cash flows used by financing activities for the six month period ended March 31, 2009 consisted of: (i) ($32,425) (2008: $-0-) in loan proceeds; (ii) $7,786 (2008: $-0-) due to related parties; and (iii) $-0- (2008: $200,000) in shares issued for cash.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as disclosed below:

Loan Agreement

On April 15, 2008, we entered into a loan agreement with Green Shoe Investments Ltd., an unrelated third party (“Green Shoe”), for debt financing. The loan was for $30,000 bearing interest at a rate of 5% per annum calculated monthly for a period of one year ending April 15, 2009. The loan is due on demand after the maturity date. As of March 31, 2009, interest in the amount of $1,438 was accrued. As of the date of this Quarterly Report, we have not paid the principal or accrued interest.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM IV. CONTROLS AND PROCEDURES

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

As of March 31, 2009, the end of our second quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:
10.01	Release and Settlement Agreement dated December 12, 2008 between Coloured(US) Inc. and Karada Ltd. (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(1)	Incorporated herein by referenced to exhibit filed with our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOURED (US) INC.

Date: May 18, 2009	By:	/s/ Lars Brannvall
Name: Lars Brannvall
Title: President and Chief Executive Officer

Date: May 18, 2009	By:	/s/ Lars Brannvall
Name: Lars Brannvall
Title: Chief Financial Officer