Form 10-Q
period 2021-06-30
IMPERALIS HOLDING CORP.
filed 2021-09-17
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-52140

Imperalis Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-5648820
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 N Gould Street, Suite 11023, Sheridan, WY 82801

(Address of principal executive offices, Zip Code)

(888) 662-8444

(Registrant's telephone number, including area code)

________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 143,037,383 shares of common stock as of September 14, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements included in this Form 10-Q are as follows:

Page
F-1	Condensed Consolidated Balance Sheets as June 30, 2021 and December 31, 2020 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2021 and 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited);
F-5	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

Imperalis Holding Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$15,963	$29,006
Inventory	10,926	10,926
Total Current Assets	26,889	39,932

Other Assets:
Property and Equipment - net	$1,748	2,323
Intangible Assets	7,000	7,000
Total Other Assets	8,748	9,323
TOTAL ASSETS	$35,637	$49,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accrued Expenses	$7,716	$9,078
Accounts Payable	11,865	—
Convertible Notes Payable, net	58,625	78,000
Shareholder Loan	7,729	14,785
Total Current Liabilities	85,935	101,863

TOTAL LIABILITIES	85,935	101,863

STOCKHOLDERS' DEFICIT
Preferred E Stock
Preferred E par value $0.001 a share; 20,000 shares authorized; 0 shares issued and outstanding on June 30, 2021 and December 31, 2020	—	—
Common Stock
Common Stock: par value $0.001 a share; 200,000,000 shares authorized: 143,037,383 and 133,702,938 shares issued and outstanding on June 30, 2021 and December 31, 2020	143,036	133,702
Additional Paid-in Capital	6,015,011	5,932,373
Accumulated Deficit	(6,208,345)	(6,118,683)
Total Stockholders' Deficit	(50,298)	(52,608)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$35,637	$49,255

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$—	$30	$—	$30
Operating Expenses

Rent	1,428	1,428	2,856	2,856
General & Administration	13,994	1,579	35,548	2,729
Depreciation	—	—	575	—
Owners Compensation	—	—	25,000	—
Total Operating Expenses	15,422	3,007	63,979	5,585
Loss from Operations	(15,422)	(2,977)	(63,979)	(5,555)

Other Income (Expenses)
Interest Income	—	7	2	15
Gain on forgiveness of debt	—	10,000	—	10,000
Interest Expense	(13,130)	(19,393)	(25,685)	(38,893)
Total Other Income (Expenses)	(13,130)	(9,386)	(25,683)	(28,878)

Loss Before Income Taxes	(28,552)	(12,363)	(89,662)	(34,433)

Provision for Income Taxes	—	—	—	—

Net Loss	$(28,552)	$(12,363)	$(89,662)	$(34,433)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	143,036,383	134,702,938	141,422,091	134,702,938

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2020	133,702,938	$133,702	$5,932,373	$(6,118,683)	$(52,608)

Common stock issued for conversion of convertible note and accrued interest	9,284,445	9,284	37,138	—	46,422

Beneficial conversion feature	—	—	45,000	—	45,000

Net loss for period	—	—	—	$(61,110)	$(61,110)

Balance at March 31, 2021	142,987,383	$142,986	$6,014,511	$(6,179,793)	$(22,296)

Common stock issued for services	50,000	50	500	—	550

Net loss for period	—	—	—	$(28,552)	$(28,552)

Balance at June 30, 2021	143,037,383	$143,036	$6,015,011	$(6,208,345)	$(50,298)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2019	133,702,938	$133,702	$5,932,373	$(6,072,405)	$(6,330)

Net loss for period	—	—	—	(22,070)	(22,070)

Balance at March 31, 2020	$133,702,938	$133,702	$5,932,373	$(6,094,475)	$(28,400)

Net loss for period	—	—	—	(12,363)	(12,363)

Balance at June 30, 2020	$133,702,938	$133,702	$5,932,373	$(6,106,838)	$(40,763)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net loss	$(89,662)	$(34,433)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	575	—
Amortization of debt discount	20,625	37,333
Common stock issued for services	550	—
Gain on settlement of debt	—	(10,000)

Changes in operating assets and liabilities
Increase in accrued expenses	5,060	1,560
Increase in accounts payable	11,865	—
Net Cash Used in Operating Activities	(50,987)	(5,450)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(850)
Net Cash Used in Investing Activities	—	(850)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	45,000	—
Repayment on notes payable	—	(34,000)
Proceed from shareholder loan	—	24,879
Repayments on shareholder loan	(7,056)	—
Net Cash Provided by Financing Activities	37,944	(9,121)

Net Decrease in Cash	(13,043)	(15,511)
Cash at Beginning of Period	29,006	60,800
Cash at End of Period	$15,963	$45,289

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Common Stock issued for conversion of convertible note payable and accrued interest	$46,422	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2021 and 2020

NOTE 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Imperalis Holding Corp. (the “Company” or “IMHC”), a Nevada corporation formed on April 5, 2005, is a Holding company headquartered in Sheridan, Wyoming. The Company seeks to acquire businesses with high growth potential in diverse industries to multiply rates of return through synergism and consolidating management and accounting information systems.

with the acquisition of CannaCure, as discussed below, the Company is currently developing a lineup of personal care products containing Cannabidiol (CBD). The Company offers CBD-based lotions and oils to the consumer markets. the products are all-natural, cruelty-free products that aim to provide an alternative to synthetic personal care products.

Recapitalization and Reorganization

On April 29, 2019, we closed a Share Exchange Agreement (the “Agreement”) with CannaCure Sciences, Inc., a Wyoming corporation (“CannaCure”). Under the Agreement, we acquired all of the issued and outstanding capital stock of CannaCure in exchange for issuance to the former shareholders of CannaCure, on a pro rata basis, of 60,000,000 shares of newly issued common stock. Our President, CEO, and majority shareholder, Vincent Andreula, is also the President of CannaCure and was a 50% shareholder of CannaCure prior to the acquisition. The acquisition of CannaCure was not accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The transaction was accounted for as common control transaction due to the related party and common control relationships held between Mr. Andreula, the Company and CannaCure. The assets and liabilities of CannaCure transferred over to the Company at their historical values which were insignificant.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included with our Form 10-12G filed with the SEC on April 13, 2021.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, and cash flows of the Imperalis Holding Corp., CannaCure Sciences Inc., The Crypto Currency Mining Company and Dollar Shots Club, Inc. The operations of The Crypto Currency Mining Company and Dollar Shots Club, Inc. are currently dormant. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of the acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, intangible assets, business combinations, equity transactions, and contingencies.

Cash

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in US banks which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant risk on bank deposit accounts.

Net Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. The Company has 18,143,200 and 16,750,000 of potential common stock equivalents outstanding as of June 30, 2021 and 2020 related to convertible notes payable and accrued interest, respectively.

Stock-Based Compensation

The Company accounts for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date in accordance with ASC 718 – Compensation-Stock Compensation.

Income Taxes

The Company has adopted ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5-7 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its Retail products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Through CannaCure, we are developing a lineup of personal care products containing Cannabidiol (CBD). We currently offer CBD-based lotions and oils to the consumer markets. Our products are all-natural, cruelty-free products that aim to provide an alternative to synthetic personal care products.

The Company receives orders for its retail products directly from its customers. The retail products are all-natural skin care, hair care and wellness products. We have multiple body butters including body butters for eczema, hair regrowth oils for men and women and multiple body scrubs with various salts, sugars, oils and butters. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer. The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer. No discounts were offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and undiscounted cash flows estimated to be held and used are adjusted to their estimated fair value, less estimated selling expenses. During the six months ended June 30, 2021 and 2020, the Company recognized no impairment of fixed assets and intangibles.

New Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of various CBD oils, body scrubs and packaging.

Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

NOTE 2 – Equity

Preferred Stock

The Company has authorized the issuance of up to 20,000 shares of $0.001 par value Series E Preferred Stock. The Series E Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year. As of June 30, 2021 and December 31, 2020, there are no Series E Preferred Stock issued or outstanding.

Common Stock

On January 13, 2021 and February 22, 2021, the Company issued a total 9,284,445 shares of common stock upon conversion of an outstanding convertible note with a principal balance of $40,000 and $6,422 of accrued interest. The Company did not engage in any general solicitation or advertising in connection with the issuance of the note, and the noteholder was an accredited investor within the meaning of Rule 501. The issuance of these shares was exempt from registration pursuant to Rule 506 under Regulation D.

On April 1, 2021, the Company issued 50,000 shares of common stock as payment for professional services rendered. Based upon the fair value of the shares issued, we recorded a general and administration expense of $550. The Company did not engage in any general solicitation or advertising in connection with the issuance of these shares. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

NOTE 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – Related Party Transactions

During the six months ended June 30, 2020, the Company’s officer, Vincent Andreula, loaned to the Company $34,000 and $9,121 was repaid. The $34,000 was used to pay and settle $44,000 of outstanding notes payable with non-related parties (see Note 5) and the $10,000 was forgiven by the note holder and recorded as a gain on forgiveness of debt.

During the six months ending June 30, 2021, the Company made repayments of $7,056. As of June 30, 2021 and December 31, 2020, the balance due to the Company’s officers was $7,729 and $14,785, respectively. These loans are unsecured, non-interest bearing and due on demand.

NOTE 5 – Notes Payable and Convertible Notes Payable

Notes Payable

On August 29, 2018, the Company received $4,500 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed below.

On October 1, 2018, the Company received $15,000 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed below.

On October 2, 2018, the Company received $2,500 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed below.

On October 12, 2018, the Company received $10,000 loan from Blackridge Holdings, Inc. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed below.

On November 20, 2018, the Company received $12,000 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed below.

On June 11, 2020, each of the outstanding loans due to Wexford Industries, Ltd. and Blackridge Holdings, Inc. were settled and paid in full in exchange for a single payment of $34,000.

As of June 30, 2021 and December 31, 2020, the outstanding principal balance and accrued interest on the above mentioned notes payable was $0 and $0, respectively.

Convertible Notes Payable

On May 22, 2019, the Company received a $20,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of Promissory Note. This note is convertible to common stock at a price of $0.005 per share. The convertible note payable resulted in a beneficial conversion feature of $20,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates. The note matured on May 22, 2020 and is currently in default.

On July 5, 2019, the Company received a $40,000 loan from GCEF Opportunity Fund, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of Promissory Note. The convertible note payable resulted in a beneficial conversion feature of $40,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates. On January 13, 2021 and February 22, 2021, this note and $6,422 of accrued interest were converted into a total 9,284,445 shares of common stock (see Note 2).

On October 18, 2019, the Company received an $18,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of Promissory Note. The convertible note payable resulted in a beneficial conversion feature of $18,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates. This note is convertible to common stock at a price of $0.005 per share. The note matured on October 18, 2020 and is currently in default.

During the six months ended June 30, 2021, the Company received $45,000 of financing from an investor under a Convertible Promissory Note (the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at eight percent (8%) per annum, and is due one year from the date of issue. The Note is convertible at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of the Company’s common stock. The convertible note payable resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates.

During the six months ended June 30, 2021 and 2020, amortization expense of $20,625 and $37,333 was amortized to interest expense, respectively. As of June 30, 2021 the total outstanding principal balance on the convertible notes payable was $83,000 and the remaining unamortized debt discount was $24,375. As of December 31, 2020, the total outstanding principal balance on the convertible notes payable was $78,000 and the remaining unamortized debt discount was $0. As of June 30, 2021 and December 31, 2020, the convertible notes payable had accrued interest of $7,716 and $9,078, respectively.

NOTE 6 – Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2021 through the date when financial statements were issued, and has there are no significant subsequent events that require disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Imperalis Holding Corp. (the “Company” or “IMHC”), acts as a holding company for its operating subsidiary, CannaCure Sciences, Inc. (“CannaCure”). Through CannaCure, we are developing a lineup of personal care products containing Cannabidiol (CBD). We currently offer CBD-based lotions and oils to the consumer markets. Our products are all-natural, cruelty-free products that aim to provide an alternative to synthetic personal care products. We hold two additional subsidiaries whose operations are currently dormant, The Crypto Currency Mining Company, a Wyoming Corporation, and Dollar Shots Club, Inc., a Nevada corporation.

Since our acquisition of CannaCure, we have been focused on identifying relationships and pursuing opportunities to develop a business in developing, marketing and selling CBD-based personal care and cosmetic products. CBD is derived from industrial hemp. Industrial hemp is defined as plants with less than 0.3% of the psychoactive compound THC found in cannabis plants. High quality raw materials made from hemp are essential to produce the isolates and distillates used to produce CBD products. Our Chief Executive Officer will primarily oversee product development, manufacturing, testing, sales and marketing of our CBD-based health and cosmetic products. The Company has a very little prior experience in this rapidly evolving segment.

We seek to take advantage of an emerging worldwide trend to utilize the production of industrial hemp in consumer products. Hemp is being used today in cosmetics and nutritional supplements where we intend to focus our efforts. The market for hemp-derived products is expected to increase substantially over the next five years, and we are endeavoring to prepare the Company to be positioned as a significant player in the industry. We expect to realize revenue through our efforts, if successful, to sell wholesale and retail finished products to third parties. However, as we are in a start-up phase in a new business venture in a rapidly evolving industry, and many of our costs and challenges are new and unknown. In order to fund our activities, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unsuccessful in raising sufficient additional capital to fund our efforts, we may need to curtail, abandon or delay our plans to enter into this segment.

Expected Changes in Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

For the three and six months ended June 30, 2021 and 2020

4

Revenue

The Company had no revenue for the three and six months ended June 30, 2021, compared to revenue of $0 and $30 for the three and six months ended June 30, 2020, respectively.

Operating Expenses

During the three months ended June 30, 2021, we had $15,422 in operating expenses consisting of rent in the amount of $1,428, general and administrative of $13,444 and stock-based compensation of $550. By comparison, during the three months ended June 30, 2020, we had $3,007 in operating expenses, consisting of rent in the amount of $1,428 and general and administrative of $1,579. During the six months ended June 30, 2021, we had $63,979 in operating expenses, consisting of rent in the amount of $2,856, general and administrative expenses of $34,998, depreciation of $575, $25,000 in compensation and $550 in stock-based compensation. By comparison, during the six months ended June 30, 2020, we had $5,585 in operating expenses, consisting of $2,856 in rent and $2,729 in general and administrative expenses. Our operating expenses for the six months ended June 30, 2021 were higher than those experienced for the same period last year due to the professional fees involved in becoming an SEC reporting company and a one-time compensation payment made in early 2021.

Other Income and Expense

During the three months ended June 30, 2021, we had other expenses of $13,130, consisting of interest expense. By comparison, during the three months ended June 30, 2020, we had $9,386 in other income (expenses), consisting of $10,000 from gain on settlement of debt, $7 in interest income and $19,393 of interest expense. During the six months ended June 30, 2021, we had $25,683 in other expenses, consisting of interest income of $2 offset by interest expense of $25,685. By comparison, during the six months ended June 30, 2020, we had $28,878 in other expense, consisting of $15 in interest income and $10,000 in gain on forgiveness of debt, offset by $38,893 in interest expense.

Net Loss

During the three months ended June 30, 2021, we had a net loss of $28,552, compared to net loss of $12,363 for the three months ended June 30, 2020. During the six months ended June 30, 2021, we had a net loss of $89,662, compared to a net loss of $35,993 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash on hand of $15,963 and inventory of $10,926, for total current assets of $26,889. Our total current liabilities as of June 30, 2021 were $85,935, consisting of net convertible notes payable in the amount of $58,625, a loan payable to our CEO of $7,729, accounts payable of $11,865 and accrued expenses of $7,716. Our working capital deficit as of June 30, 2021 was $59,046.

Net cash used in operating activities for the six months ended June, 2021 was ($50,987), compared to net cash used in operating activities of $5,540 for the six  months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was $0, compared to net cash used in investing activities of ($850) for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash provided by financing activities was $37,944, compared to net cash used in financing activities of ($9,121) during the six months ended June 30, 2020.

Historically, we have funded our operations through sales of equity, debt issuances and officer loans. We have no commitment from any investment banker or other traditional funding sources and, while we have had discussions with various potential funding sources, we have no definitive agreement with any third party to provide us with financing, either debt or equity, and there can be no assurances that we will be able to raise additional funds, or if we are successful, on favorable terms. The failure to obtain the financing necessary to allow us to continue to implement our business plan will have a significant negative impact on our anticipated results of operations.

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off balance sheet arrangements.

5

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Vincent Andreula. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

On April 1, 2021, we issued 50,000 shares of common stock as payment for professional services rendered. We Company did not engage in any general solicitation or advertising in connection with the issuance of these shares. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL)

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperalis Holding Corp.

Date: September 17, 2021	By:	/s/ Vincent Andreula
	Name:	Vincent Andreula
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director

8