Form 10-Q
period 2021-09-30
IMPERALIS HOLDING CORP.
filed 2021-11-15
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 143,037,383 shares of common stock as of November 15, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements included in this Form 10-Q are as follows:

Page
F-1	Condensed Consolidated Balance Sheets as September 30, 2021 and December 31, 2020 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Changes in Stockholders' Deficit for the nine months ended September 30, 2021 and 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited);
F-5	Notes to Unaudited Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

Imperalis Holding Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$15,009	$29,006
Inventory	10,911	10,926
Total Current Assets	25,920	39,932

Other Assets:
Property and Equipment - net	1,748	2,323
Intangible Assets	7,000	7,000
Total Other Assets	8,748	9,323
TOTAL ASSETS	$34,668	$49,255

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities
Accrued Expenses	$9,601	$9,078
Accounts Payable	9,837	—
Convertible Notes Payable, net	69,875	78,000
Note Payable	20,000	—
Shareholder Loan	9,737	14,785
Total Current Liabilities	119,050	101,863

TOTAL LIABILITIES	119,050	101,863

STOCKHOLDERS' DEFICIT
Preferred E Stock
Preferred E: par value $0.001 a share; 20,000 shares authorized: 0 shares issued and outstanding	—	—

Common Stock
Common Stock: par value $0.001 a share; 200,000,000 shares authorized: 143,037,383 and 133,702,938 shares issued and outstanding on September 30, 2021 and December 31, 2020	143,036	133,702
Additional Paid-in Capital	6,015,011	5,932,373
Accumulated Deficit	(6,242,429)	(6,118,683)
Total Stockholders' Deficit	(84,382)	(52,608)
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$34,668	$49,255

The accompanying notes are an integral part if the unaudited condensed consolidated financial statements

Imperalis Holding Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$25	$—	$25	$30

Cost of Good Sold - Purchases	15	—	15	—
Gross Profit	10	—	10	30

Operating Expenses

Rent	1,428	952	4,284	3,808
General and Administrative	19,531	1,191	55,079	3,920
Depreciation	—	—	575	—
Owners Compensation	—	—	25,000	—
Total Operating Expenses	20,959	2,143	84,938	7,728
Loss from operations	(20,949)	(2,143)	(84,928)	(7,698)

Other Income (Expenses)
Interest Income	—	4	2	19
Gain on Settlement of Debt	—	—	—	10,000
Interest Expense	(13,135)	(4,500)	(38,820)	(43,393)
Total Other Income (Expenses)	(13,135)	(4,496)	(38,818)	(33,374)

Loss Before Income Taxes	(34,084)	(6,639)	(123,746)	(41,072)

Provision for Income Taxes	—	—	—	—

Net Loss	$(34,084)	$(6,639)	$(123,746)	$(41,072)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	143,037,383	134,702,938	143,037,383	134,702,938

The accompanying notes are an integral part if the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2020	133,702,938	$133,702	$5,932,373	$(6,118,683)	$(52,608)

Common stock issued for conversion of convertible note and accrued interest	9,284,445	9,284	37,138	—	46,422

Beneficial conversion feature	—	—	45,000	—	45,000

Net loss for period	—	—	—	(61,110)	(61,110)

Balance at March 31, 2021	142,987,383	$142,986	$6,014,511	$(6,179,793)	$(22,296)

Common stock issued for services	50,000	$50	500	—	550

Net loss for period	—	—	—	(28,552)	(28,552)

Balance at June 30, 2021	143,037,383	$143,036	$6,015,011	$(6,208,345)	$(50,298)

Net loss for period	—	—	—	(34,084)	(34,084)

Balance at September 30, 2021	143,037,383	$143,036	$6,015,011	$(6,242,429)	$(84,382)

	Common Stock
	Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2019	133,702,938	$133,702	$5,932,373	$(6,072,405)	$(6,330)

Net loss for period	—	—	—	(22,070)	(22,070)

Balance at March 31, 2020	133,702,938	$133,702	$5,932,373	$(6,094,475)	$(28,400)

Net loss for period	—	—	—	(12,363)	(12,363)

Balance at June 30, 2020	133,702,938	$133,702	$5,932,373	$(6,106,838)	$(40,763)

Net loss for period	—	—	—	(6,639)	(6,639)

Balance at September 30, 2020	133,702,938	$133,702	$5,932,373	$(6,113,477)	$(47,402)

The accompanying notes are an integral part if the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net loss	$(123,746)	$(41,072)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	575	—
Amortization of debt discount	31,875	41,833
Common stock issued for services	550	—
Gain on settlement of debt	—	(10,000)
Changes in operating assets and liabilities
Increase in accrued expenses	6,960	1,560
Increased accounts payable	9,837	—
Net Cash Used in Operating Activities	(73,949)	(7,679)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(850)
Net Cash Used in Investing Activities	—	(850)

FINANCING ACTIVITIES
Proceeds from note payable	20,000	—
Proceeds from convertible notes payable	45,000	—
Proceeds from shareholder loan	—	34,000
Repayment on notes payable	—	(34,000)
Repayments on shareholder loan	(5,048)	(14,289)
Net Cash Provided (Used) by Financing Activities	59,952	(14,289)

Net Decrease in Cash	(13,997)	(22,818)
Cash at Beginning of Period	29,006	60,800
Cash at End of Period	$15,009	$37,982

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Common Stock issued for conversion of convertible note payable and accrued interest	$46,422	$—
Beneficial conversion feature on convertible notes payable	$45,000	$—

The accompanying notes are an integral part if the unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021 and 2020

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

Net Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. The Company has 18,527,800 and 16,750,000 of potential common stock equivalents outstanding during the periods ended September 30, 2021 and 2020 related to convertible notes payable and accrued interest, respectively.

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

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and undiscounted cash flows estimated to be held and used are adjusted to their estimated fair value, less estimated selling expenses. During the nine months ended September 30, 2021 and 2020, the Company recognized no impairment of fixed assets and intangibles.

New Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of various CBD oils, body scrubs and packaging.

NOTE 2 – Equity

Preferred Stock

The Company has authorized the issuance of up to 20,000 shares of $0.001 par value Series E Preferred Stock. The Series E Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year. As of September 30, 2021 and December 31, 2020, there are no Series E Preferred Stock issued or outstanding.

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

NOTE 4 – Related Party Transactions

During the nine months ended September 30, 2020, the Company’s officer, Vincent Andreula, loaned to the Company $34,000 and $14,289 was repaid. The $34,000 was used to pay and settle $44,000 of outstanding notes payable with non-related parties (see Note 5) and the $10,000 was settled with the note holder and recorded as a gain on settlement of debt.

During the nine months ending September 30, 2021, the Company made repayments of $5,048. As of September 30, 2021 and December 31, 2020, the balance due to the Company’s officers was $9,737 and $14,785, respectively. These loans are unsecured, non-interest bearing and due on demand.

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

On June 11, 2020, each of the outstanding loans due to Wexford Industries, Ltd. and Blackridge Holdings, Inc. totaling $44,000 were settled and paid in full in exchange for a single payment of $34,000, resulting in a gain on settlement of debt of $10,000.

On August 18, 2021, the Company received an $34,000 loan from Digital Power Lending, LLC. The loan has a 3 month term and interest at a rate of 10% per annum.

As of September 30, 2021, the outstanding principal balance and accrued interest on the above mentioned notes payable was $20,000 and $246, respectively. As of December 31, 2020 the outstanding principal and accrued interest on the above mentioned notes payable was $0 and $0, respectively.

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

During the nine months ended September 30, 2021, the Company received $45,000 of financing from an investor under a Convertible Promissory Note (the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at eight percent (8%) per annum, and is due one year from the date of issue. The Note is convertible at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of the Company’s common stock. The convertible note payable resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates.

During the nine months ended September 30, 2021 and 2020, amortization expense of $31,875 and $41,833 was amortized to interest expense, respectively. As of September 30, 2021 the total outstanding principal balance on the convertible notes payable was $83,000 and the remaining unamortized debt discount was $13,125. As of December 31, 2020, the total outstanding principal balance on the convertible notes payable was $78,000 and the remaining unamortized debt discount was $0. As of September 30, 2021 and December 31, 2020, the convertible notes payable had accrued interest of $9,355 and $9,078, respectively.

NOTE 6 – Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2021 through the date when financial statements were issued, and has there are no significant subsequent events that require disclosure.

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

4

Results of Operations

For the three and nine months ended September 30, 2021 and 2020

Revenue

The Company had revenue of $25 for the three and nine months ended September 30, 2021, compared to revenue of $0 for the three months ended September 30, 2021 and revenue of $30 for the nine months ended September 30, 2020.

Operating Expenses

During the three months ended September 30, 2021, we had $20,959 in operating expenses consisting of rent in the amount of $1,428 and general and administrative expenses of $19,531. By comparison, during the three months ended September 30, 2020, we had $2,143 in operating expenses, consisting of rent in the amount of $952 and general and administrative expenses of $1,191. During the nine months ended September 30, 2021, we had $84,938 in operating expenses, consisting of rent in the amount of $4,284, general and administrative expenses of $55,079, depreciation of $575, and $25,000 in compensation. By comparison, during the nine months ended September 30, 2020, we had $7,728 in operating expenses, consisting of $3,808 in rent and $3,920 in general and administrative expenses. Our operating expenses for the three and nine months ended September 30, 2021 were higher than those experienced for the same period last year due primarily to the professional fees involved in becoming an SEC reporting company and a one-time compensation payment made in early 2021.

Other Income and Expense

During the three months ended September 30, 2021, we had other expenses of $13,135, consisting of interest expense. By comparison, during the three months ended September 30, 2020, we had $4,496 of other expenses, consisting of $4 of interest income and $4,500 of interest expense. During the nine months ended September 30, 2021, we had $38,818 in other expenses, consisting of interest income of $2 offset by interest expense of $38,820. By comparison, during the nine months ended September 30, 2020, we had $33,374 in other expense, consisting of $19 in interest income and $10,000 in gain on settlement of debt, offset by $43,393 in interest expense.

Net Loss

During the three months ended September 30, 2021, we had a net loss of $34,084, compared to net loss of $6,639 for the three months ended September 30, 2020. During the nine months ended September 30, 2021, we had a net loss of $123,746, compared to a net loss of $41,072 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash on hand of $15,009 and inventory of $10,911, for total current assets of $25,920. Our total current liabilities as of September 30, 2021 were $119,050, consisting of net convertible notes payable in the amount of $69,875, a loan payable to our CEO of $9,737, a note payable of $20,000, accounts payable of $9,837 and accrued expenses of $9,601. Our working capital deficit as of September 30, 2021 was $93,130.

Net cash used in operating activities for the nine months ended September 30, 2021 was ($73,949), compared to net cash used in operating activities of ($7,679) for the nine  months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 was $0, compared to net cash used in investing activities of ($850) for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash provided by financing activities was $59,952, compared to net cash used in financing activities of ($14,289) during the nine months ended September 30, 2020.

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

5

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Vincent Andreula. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL)

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperalis Holding Corp.

Date: November 15, 2021	By:	/s/ Vincent Andreula
	Name:	Vincent Andreula
	Title:	Chief Executive Officer,
Chief Financial Officer, and Director

8