Form 10-K
period 2021-12-31
IMPERALIS HOLDING CORP.
filed 2022-04-07
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Commission file number 000-52140

IMPERALIS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-5648820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141
(Address of principal executive offices)	(Zip Code)

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:    Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑    No  ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,242,866 based on the closing sale price as reported on Nasdaq.com of $0.07. Such determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 161,704,695 shares of common stock outstanding as of March 31, 2022.

Documents incorporated by reference: None

IMPERALIS HOLDING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS

Description of Business

Imperalis Holding Corp. (the “Company,” “IMHC” or “Imperalis”), a Nevada corporation formed on April 5, 2005, is a holding company headquartered in Las Vegas, Nevada. The Company seeks to acquire businesses with high growth potential in diverse industries to multiply rates of return through synergism and consolidating management and accounting information systems.

The Company has three subsidiaries whose operations are currently dormant, CannaCure Sciences, Inc., a Wyoming corporation, The Crypto Currency Mining Company, a Wyoming corporation, and Dollar Shots Club, Inc., a Nevada corporation.

Corporate History, Recapitalization and Reorganization

We were incorporated on April 5, 2005 in Nevada, under the name Coloured (US) Inc. On March 25, 2011, we changed our name to Imperalis Holding Corp. On December 28, 2017, we acquired 100% of the issued and outstanding common stock of The Crypto Currency Mining Company, Inc. (“Crypto”), in exchange for our issuance of 56,996,444 shares of common stock to Vincent Andreula, the sole shareholder of Crypto. Following our acquisition of Crypto, Mr. Andreula became our CEO and majority shareholder and we focused on the mining of cryptocurrencies as our primary business. On February 21, 2018, we acquired all of the issued and outstanding capital stock of Dollar Shots Club, Inc. (“Dollar Shots”) in exchange for our issuance of 1,342,050 shares of common stock to the former shareholders of Dollar Shots. Through Dollar Shots, we marketed flavored energy “shots” and similar beverages through a monthly subscription service. In a common control transaction on April 29, 2019, we acquired all of the issued and outstanding capital stock of CannaCure Sciences, Inc., a Wyoming corporation (“CannaCure”) in exchange for the issuance of 60,000,000 shares of common stock to the former shareholders of CannaCure, who included Mr. Andreula, our former CEO and director, as well as our former Chief Marketing Officer, Michael Andreula, and our former head of Research and Development, Kristie Andreula. CannaCure attempted to develop a lineup of personal care products containing Cannabidiol (CBD). The operations of Crypto, Dollar Shots and CannaCure are currently dormant.

Entry into a Material Definitive Agreement

On December 15, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with Digital Power Lending, LLC (“DPL”), pursuant to which the Company issued a convertible promissory note (the “Convertible Note”) to DPL, in the principal amount of $101,529, in exchange for those certain promissory notes dated August 18, 2021 and November 5, 2021 (the “Promissory Notes”) issued to DPL in the aggregate principal amount of $100,000, which Promissory Notes had accrued interest of $1,529 as of the closing date. The Convertible Note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of our common stock, $0.001 par value per share at DPL’s option at a conversion price of $0.01 per share.

Changes in Control of Registrant

On December 16, 2021 (the “Closing Date”), Vincent Andreula, Michael Andreula and Kristie Andreula, each a stockholder of the Company (collectively, the “Sellers”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BitNile, Inc. (“BitNile”). Pursuant to the Stock Purchase Agreement, BitNile purchased 129,363,756 shares of Common Stock from the Sellers in exchange for $200,000. Upon the closing of the Stock Purchase Agreement, BitNile owns approximately 90% of our common stock, resulting in a change in control of the Company.

On the Closing Date, Messrs. Vincent Andreula and Michael Andreula, and Ms. Kristie Andreula, resigned as our officers. In addition, Mr. Vincent Andreula resigned as director on the Closing Date, effective as of January 1, 2022.

On the Closing Date, the Company appointed Henry Nisser as its Chief Executive Officer and a director and David J. Katzoff as its Chief Financial Officer, Secretary and Treasurer.

On March 16, 2022, our board of directors (the “Board”) appointed Darren Magot as a director of the Company. Immediately thereafter, Mr. Nisser submitted his resignation as a director of the Company and as its Chief Executive Director. Upon receipt of Mr. Nisser’s resignation, the Board appointed Mr. Magot as its Chief Executive Officer and Marcus Charuvastra as its President. Messrs. Magot, Charuvastra and Katzoff work for the Company on a part-time basis as needed and currently will not receive any compensation for such services.

Planned Acquisition

On March 20, 2022, BitNile Holdings, Inc., a Delaware corporation (the “Parent”) and our Company entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a wholly owned subsidiary of the Parent. Pursuant to the Agreement, Parent will (i) deliver to IMHC all of the outstanding shares of common stock of TOGI held by the Parent, and (ii) forgive and eliminate the intracompany accounts (the “Accounts”) between the Parent and TOGI evidencing historical equity investments made by the Parent to TOGI, in the approximate amount of $25,000,000, in consideration for the issuance by IMHC to the Parent (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The closing of the Transaction is subject to the Parent’s delivery to IMHC of audited financial statements of TOGI and other customary closing conditions. Immediately following the completion of the Transaction, TOGI will be a wholly owned subsidiary of IMHC. Outstanding shares of common stock of IMHC (the “IMHC Common Stock”) will remain outstanding and unaffected upon completion of the Transaction, as will outstanding warrants and options to purchase IMHC Common Stock. The IMHC Common Stock will continue to be registered under the Securities Exchange Act of 1934, as amended, immediately following the Transaction. The parties to the Agreement (the “Parties”) have agreed that, upon completion of the Transaction, IMHC will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TurnOnGreen shall cease to exist and have two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Transaction, IMHC will dissolve its three dormant subsidiaries. The Parties have further agreed that the IMHC Preferred Stock shall have an aggregate liquidation preference of $25 million; be convertible into IMHC Common Stock at the Parent’s option; be redeemable by the Parent, and entitle the Parent to vote with IMHC Common Stock on an as-converted basis.

Employees

We currently have three employees, consisting of Messrs. Magot, Katzoff and Charuvastra.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, our business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Note About Forward-Looking Statements” at the beginning of this Annual Report.

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis on which to evaluate our future prospects. There can be no assurance that the Acquisition will be consummated on a timely basis, if at all.

Our Company had no operations prior to March 21, 2022. On March 21, 2022, our Company announced that the Parent and its wholly-owned subsidiary, TOGI, have entered into a securities purchase agreement dated March 20, 2022 (the “Agreement”), with us, whereby TurnOnGreen will, upon closing, become a subsidiary of ours (the “Acquisition”).

Upon completion of the Acquisition, which is contingent upon the completion of an audit of TOGI and each party’s satisfaction or waiver of certain customary closing conditions set forth in the Agreement, Imperalis will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TurnOnGreen shall cease to exist, have two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Acquisition, Imperalis will dissolve its three dormant subsidiaries. Subsequent to the Acquisition, should it occur, the Parent will assist Imperalis (then named TurnOnGreen, Inc.) in pursuing an uplisting to the Nasdaq Capital Market, subject to Nasdaq’s seasoning rules and other criteria for listing. There can be no assurance that the Acquisition will be consummated on a timely basis, if at all. If the Acquisition does not close, we will revert to being a ”shell company” and will be required to identify a new acquisition candidate. We may not be successful in identifying such an alternate acquisition candidate on a timely basis, if at all. If we do not acquire TOGI or an alternate acquisition candidate, you will almost certainly lose the entirety of your investment in our company.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development-stage companies such as ours and/or any operating business or businesses we may acquire, including the Acquisition, often grow rapidly, and tend to have difficulty managing their growth. If we can acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have virtually no capital, we will need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We will require additional capital to acquire a business, unless we are able to use our shares of common stock as acquisition currency but even then we would in all likelihood need additional capital in order to grow any business we may acquire. We may not be able to obtain additional capital on acceptable terms or on a timely basis, if at all. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors and may include liquidation preferences, superior voting rights, or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities would dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of our common stock, would also pose the risk of dilution.

We may be unable to obtain the necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history, and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Current market conditions are very unfavorable. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic and Russia’s invasion of the Ukraine may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we can raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest whatever assets we may have at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans, and results of operations.

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. We are not able to predict the ultimate impact that COVID -19 will have on our business or he business of any target company we may acquire; however, if the pandemic and government action in response thereto continue to impose limitations on our operations or result in a prolonged economic recession or depression, our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on our financial condition and results of operations.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Darren Magot, our Chief Executive Officer and a director and David J. Katzoff, our Chief Financial Officer, Secretary and Treasurer, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We have not, and will not, enter into employment agreements with Messrs. Magot and Katzoff, though we may enter into employment agreements with key employees in the future, particularly if we acquire an operating company; however, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, or be unable to retain the individuals who are presently employed by the target company we may identify and seek to acquire, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Risks Related to a Potential Business Acquisition

We may encounter difficulty consummating an acquisition, including as a result of the competitive disadvantages we have.

While we have entered into the Agreement, there can be no assurance that it will be consummated. If for any reason the Acquisition does not close, we expect that we will face intense competition in our search for an attractive alternate business to acquire. Given the current economic climate, venture capital and private equity firms, larger companies, blank check companies such as special purpose acquisition companies, and other investors are purchasing operating entities or their assets in high volumes and at relatively discounted prices. These parties almost certainly have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchasers such as those caused by the recent pandemic, whereas we have virtually none. Any delay or inability to locate, negotiate and enter into an acquisition agreement with a target company as a result of our lack of current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our future prospects.

We may expend significant time and capital on a prospective acquisition of a target company that is not ultimately consummated.

While we have entered into the Agreement, there can be no assurance that it will be consummated. If for any reason the Acquisition does not close, we will need to identify an alternate target company. In that case, the investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure, and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed acquisition of a target company that may not ultimately come to fruition. In such an event, all of the time and capital resources we will have expended in such a pursuit may be lost and unrecoverable by us and our shareholders. Unanticipated issues that may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has limited prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial acquisition or (ii) our future operating results including with respect to any acquisition we may consummate. You should not rely on the historical record of our Chief Executive Officer or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in our company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

Risks Related to Our Common Stock

Our common stock price is volatile; volatility in our common stock price may subject us to securities litigation.

Our common stock is listed on the OTC Pink Market. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our business model or prospects. During the past year, through March 31, 2022, our stock price traded between $0.0100 per share and $0.510 per share as reported on Nasdaq.com. On March 31, 2022, our common stock closed at $0.23.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our business model or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

●	the status of our strategy to acquire an operating business;
●	commencement of, or involvement in, litigation involving us;
●	announcements or expectations of additional financing efforts;
●	changes in laws and regulations affecting our business;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our prospective operating results;
●	changes in the economic performance or market valuations of our competitors;
●	additions or departures of our executive officers;
●	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of ongoing COVID-19 pandemic.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our shareholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our prospective business, financial condition, results of operations and prospects.

Because trading in our common stock is so limited, investors who purchase our common stock may depress the market if they sell common stock.

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid, and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. The trading market for our common stock is extremely limited.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

The trading market for our common stock is extremely limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our common stock which may depress the market price. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other shareholders.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, whether or not in connection with a potential acquisition of a target company, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a transaction whereby we acquire a target company whose owner received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our common stock may become subject to limitations or reductions on stock price, liquidity, or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act (the “Rule”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as to what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our Common Stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our stockholders may face difficulties in selling their shares of our Common Stock at desired prices, quantities, or times, or at all, as a result of the amendments to the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address is 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “IMHC”. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and do not necessarily represent actual transactions.

The last reported sales price of our common stock on the OTC Pink Market on March 31, 2022 was $0.23.

Holders

As of March 31, 2022, there were 206 shareholders of record of our common stock based upon the records of the shareholders provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has no operations or revenue as of the date of this Annual Report. Management intends to explore and identify viable business opportunities within the U.S., including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of COVID-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operations

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Annual Report.

Management intends, should the Acquisition not close, to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has a degree of experience in business consulting and reverse mergers, though no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in revenues or profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with the Acquisition or, should the Acquisition not be consummated, in investigating, evaluating, negotiating and consummating the potential acquisition of a suitable target company, as well as filing all requisite SEC reports.

Given our limited capital resources, we may consider an acquisition of an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a transaction may involve the acquisition of, or merger with, an entity that desires access to the U.S. capital markets.

Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect an acquisition with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, though our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one acquisition due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to operating any target company that we may acquire and filing reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information.

Results of Operations

	December 31, 2021	December 31, 2020	Movement ($)	Movement (%)

Revenues	$25	$29	(4)	-14%
Cost of good sold	$15	$-	15	100%
Gross profit	$10	$29	(19)	-67%

Operating expenses
Rent	4,284	5,712	(1,428)	-25%
General & administration	77,668	6,069	71,599	1180%
Depreciation	575	-	575	100%
Asset write-off	19,659	-	19,659	100%
Owners compensation	53,860	-	53,860	100%
Total operating expenses	156,046	11,781	144,265	980%
Net loss from continuing operations	(156,036)	(11,752)	(144,284)	982%

Other income/expenses
Interest Income	2	23	(21)	-90%
Gain on forgiveness of debt	-	10,000	(10,000)	-100%
Amortization of debt discount	(42,083)	(42,583)	500	-1%
Interest expense	(10,030)	(1,966)	(8,064)	410%
Total other Income (expenses), net	(52,111)	(34,526)	(17,585)	51%

Net loss from continuing operations before taxes	(208,147)	(46,278)	(161,869)	287%
Income tax (provision) benefit	-	-	-
Net loss from continuing operations	(208,147)	(46,278)	(161,869)	287%

For the year ended December 31, 2021, general and administration expenses consisted mainly of legal fees, accounting fees and other professional fees of $54,008, $15,425 and $2,993, respectively. These costs were mainly incurred in connection with debt financing, SEC related fillings and Exchange Agreement. No legal fees, accounting fees and other professional fees were incurred in the year ended December 31, 2020.

Asset write-off represents write-off of expired inventory, property & equipment and patent of $10,911, $1,748 and $7,000 respectively.

Owner’s compensation represents monies paid of $25,000 and equity issued of $28,860 to the former chief executive officer of the Company for services rendered.

In 2020, we recorded $10,000 in other income a result of a one-time debt forgiveness.

Interest expense consisted mainly of interest expense on Note Payable and Convertible Note Payable of $1,529 and $8,502, respectively. Increase in interest expense by $8,065 or over 100% is mainly attributed to additional note payable and convertible note payable financing in 2021.

We realized a net loss of $208,147 for the year ended December 31, 2021, compared to a net loss of $46,278 for the year ended December 31, 2020, representing an increase in net loss of $161,869 or over 100%.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $15,009 in its operating bank account and $6,769 in its trust account. To date, the Company’s liquidity needs were satisfied through proceeds received from issuance of note payables, convertible note payables and shareholder loans. Control of the Company was sold on December 16, 2021 to an activist investor who has a strong track record of raising public and private debt. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an acquisition or one year from this filing. Over this time period, the Company will be using these funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective target companies, performing due diligence on prospective target companies, paying for travel expenditures, selecting the target company to merge with or acquire, and structuring, negotiating and consummating the acquisition of the target company.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in Note 1 (“Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Imperalis Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Imperalis Holding Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 7, 2022

IMPERALIS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	15,009	$29,006
Cash and cash equivalents held in Trust Account	6,769	—
Inventories	—	10,926
TOTAL CURRENT ASSETS	21,778	39,932

NONCURRENT ASSETS
Property and equipment, net	—	2,323
Intangible assets, net	—	7,000
TOTAL ASSETS	$21,778	$49,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	4,225	—
Accrued expenses	4,127	$9,078
Convertible notes payable, net	42,083	78,000
Shareholder loan	—	14,785
TOTAL CURRENT LIABILITIES	50,435	101,863

NONCURRENT LIABILITIES
Convertible notes payable, net	101,529	$—

TOTAL LIABILITIES	151,964	101,863

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred E Stock, par value $0.001 a share; 20,000 shares authorized: 0 shares issued and outstanding	—	—

Common Stock, par value $0.001 a share; 200,000,000 shares authorized: 161,704,695 and 133,702,938 shares issued and outstanding at December 31, 2021 and December 31, 2020	161,703	133,702

Additional paid-in capital	6,034,941	5,932,373
Accumulated deficit	(6,326,830)	(6,118,683)
TOTAL STOCKHOLDERS’ DEFICIT	(130,186)	(52,608)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	21,778	$49,255

The accompanying notes are an integral part of these consolidated financial statements

IMPERALIS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2021	December 31, 2020

Revenues	$25	$29

Cost of goods sold	15	—
Gross profit	10	29

Operating expenses

Rent	4,284	5,712
General and administrative	77,668	6,069
Depreciation	575	—
Asset write-off	19,659	—
Owners compensation	53,860	—
Total operating expenses	156,046	11,781
Loss from continuing operations	(156,036)	(11,752)

Other Income (expenses)
Interest income	2	23
Gain on settlement of debt	—	10,000
Amortization of debt discount	(42,083)	(42,583)
Interest expense	(10,030)	(1,966)
Total other income (expenses), net	(52,111)	(34,526)

Loss from continuing operations before income taxes	(208,147)	(46,278)

Income tax provision (benefit)	—	—

Net loss from continuing operations	$(208,147)	$(46,278)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	161,704,695	133,702,938

The accompanying notes are an integral part of these consolidated financial statements

IMPERALIS HOLDING CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2020	133,702,938	$133,702	$5,932,373	$(6,072,405)	$(6,330)

Net loss for year	—	—	—	(46,278)	(46,278)

Balance at December 31, 2020	133,702,938	$133,702	$5,932,373	$(6,118,683)	$(52,608)

Common stock issued for conversion of convertible note and accrued interest	9,284,445	9,284	37,138	—	46,422

Beneficial conversion feature	—	—	45,000		45,000
				—
Common Stock issued for services	18,717,312	18,717	10,693	—	29,410

Forgiveness of shareholders loan	—	—	9,737	—	9,737

Net loss for year	—	—	—	(208,147)	(208,147)

Balance at December 31, 2021	161,704,695	$161,703	$6,034,941	$(6,326,830)	$(130,186)

The accompanying notes are an integral part of these consolidated financial statements

IMPERALIS HOLDING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net loss	$(208,147)	$(46,278)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	575	—
Asset write-off	19,659	—
Amortization of debt discount	42,083	42,583
Common stock issued for services	29,410	—
Gain on settlement of debt	—	(10,000)
Changes in operating assets and liabilities
Decrease in inventory	15	—
Increase in accrued expenses	3,000	1,966
Increased accounts payable	4,225	—
Net cash used in operating activities	(109,180)	(11,729)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(850)
Net cash used in investing activities	—	(850)

FINANCING ACTIVITIES
Proceeds from note payable	100,000	—
Proceeds from convertible notes payable	45,000	—
Repayments on convertible notes payable	(38,000)	—
Repayments on shareholder loan	(5,048)	(19,215)
Net cash provided by (used in) financing activities	101,952	(19,215)

Net decrease in cash	(7,228)	(31,794)
Cash at beginning of period	29,006	60,800
Cash at end of period	$21,778	$29,006

Supplemental cash flow information
Cash paid for interest	$7,030	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Common Stock issued for conversion of convertible note payable and accrued interest	$46,422	$—
Beneficial conversion feature on convertible notes payable	$45,000	$—
Common Promissory Note issued for conversion of convertible note payable and accrued interest	$101,529	$—
Forgiveness of shareholders loan	$9,738	$—
Notes payable paid with shareholder loan	$—	$38,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERALIS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Imperalis Holding Corp. (the “Company” or “IMHC”), a Nevada corporation formed on April 5, 2005, is a holding company headquartered in 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. The Company seeks to acquire businesses with high growth potential in diverse industries to multiply rates of return through synergism and consolidating management and accounting information systems.

The Company also holds three subsidiaries whose operations are currently dormant, CannaCure Sciences, Inc., a Wyoming corporation, The Crypto Currency Mining Company, a Wyoming corporation, and Dollar Shots Club, Inc., a Nevada corporation.

Recapitalization and Reorganization

On December 1, 2010, Coloured (US) Inc. (“COUS”), incorporated in the State of Nevada on April 5, 2005, entered into a stock exchange agreement with Credit, Money and Life Corp. (“CML”), incorporated in the State of Texas, and certain shareholders. Upon the exchange, CML became a wholly-owned subsidiary of COUS. Pursuant to the stock exchange agreement, COUS issued 24,000,000 Rule 144 restricted COUS common shares to CML shareholders in exchange for a 100% equity interest in CML, making CML a wholly-owned subsidiary of COUS.

The above stock exchange transaction between COUS and CML resulted in those shareholders of CML obtaining a majority voting interest in COUS. Accounting principles generally accepted in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction was accounted for as a recapitalization of CML as CML acquired a controlling equity interest in COUS, as of December 1, 2010. The reverse acquisition process utilizes the capital structure of COUS and the assets and liabilities of CML recorded at historical cost.

On March 25, 2011, COUS changed its name to Imperalis Holding Corp.

On July 17, 2017, the controlling shareholders sold 16,000,000 shares of stock to a group led by Mr. Philippe Uhrik. Mr. Uhrik was elected chairman and president of the Company at a special meeting of the board of directors. The Board of Directors also cancelled the Series E Preferred Stock authorized and issued which was returned to the Company by the holder. A note payable to the former chairman was sold to the new controlling shareholders.

In connection with the sale of controlling stock, the Company sold the GPS tracking business and its subsidiaries to the former chairman. The transaction was accounted for as effective August 1, 2017.

On December 28, 2017, the Company issued 56,996,444 shares of common stock to acquire 100% of the outstanding shares of Crypto Mining Company, Inc. As part of this transaction, a shareholder returned 13,900,000 shares of common stock, which was subsequently cancelled. On February 22, 2018, the Company issued 2,392,050 shares of common stock for 100% of the issued and outstanding shares of Dollar Shot Club, Inc.

On April 29, 2019, the Company closed a Share Exchange Agreement (the “Agreement”) with CannaCure Sciences, Inc., a Wyoming corporation (“CannaCure”). Under the Agreement, we acquired all of the issued and outstanding capital stock of CannaCure in exchange for issuance to the former shareholders of CannaCure, on a pro rata basis, of 60,000,000 shares of newly issued common stock. Our President, CEO, and majority shareholder, Vincent Andreula, is also the President of CannaCure and was a 50% shareholder of CannaCure prior to the acquisition. The acquisition of CannaCure was not accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The transaction was accounted for as common control transaction due to the related party and common control relationships held between Mr. Andreula, the Company and CannaCure. The assets and liabilities of CannaCure transferred over to the Company at their historical values which were insignificant.

The operations of Crypto Mining Company are consolidated with the Company after December 20, 2017.

Entry into a Material Definitive Agreement

On December 15, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with Digital Power Lending, LLC (“DPL”), pursuant to which the Company issued a convertible promissory note (the “Convertible Note”) to DPL, in the principal amount of $101,529, in exchange for those certain promissory notes dated August 18, 2021 and November 5, 2021 (the “Promissory Notes”) issued to DPL in the aggregate principal amount of $100,000, which Promissory Notes had accrued interest of $1,529 as of the closing date. The Convertible Note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of the Company’s common stock, $0.001 par value per share at DPL’s option at a conversion price of $0.01 per share.

Changes in Control of Registrant

On December 16, 2021, Vincent Andreula, Michael Andreula and Kristie Andreula, each a stockholder of the Company (collectively, the “Sellers”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with BitNile, Inc. (“BitNile”). Pursuant to the Stock Purchase Agreement, BitNile purchased 129,363,756 shares of common stock from the Sellers in consideration for $200,000. Upon the closing of the Stock Purchase Agreement, BitNile owned approximately 90% of the Company’s common stock, resulting in a change in control of the Company.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, and cash flows of Imperalis Holding Corp., CannaCure Sciences Inc., The Crypto Currency Mining Company and Dollar Shots Club, Inc. The operations of CannaCure Sciences Inc., The Crypto Currency Mining Company and Dollar Shots Club, Inc. are currently dormant. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of the acquisition.

Risk and Uncertainties

The Company’s business has been disrupted and materially adversely affected by the outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern, based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is no longer in its early stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the American economy and the reduced levels of international travel experienced since the beginning of January and the significant volatility in the Dow Industrial Average throughout 2020 was largely attributed to the effects of COVID-19. The Company continues to monitor and assess its business operations and system supports and the impact COVID-19 may have on its results and financial condition, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the continuing spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sectors in particular.

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect the Company’s business prospects. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

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

At December 31, 2021, the Company had cash and cash equivalents held in Trust Account of $6,769 designated for the payment of certain payable invoices. No cash and cash equivalents held in Trust Account existed as of December 31, 2020.

Net Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. The Company has 19,867,774 and 17,415,774 of potential common stock equivalents outstanding during the periods ended December 31, 2021 and 2020 related to convertible notes payable and accrued interest, respectively.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5-7 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. During the year ended December 31, 2021, the Company wrote-off property and equipment, net of $2,323.

Intangible Assets, net

Intangible assets are stated at cost, net of accumulated amortization.

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

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and undiscounted cash flows estimated to be held and used are adjusted to their estimated fair value, less estimated selling expenses. During the year ended December 31, 2021, the Company recognized write-off of property & equipment and intangibles of $1,748 and $7,000, respectively. During the year ended December 31, 2020, the Company recognized no impairment of fixed assets and intangibles.

New Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on our financial statements.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory at December 31, 2020 of $10,926 consisted of various CBD oils, body scrubs and packaging. During the year ended December 31, 2021, the Company wrote-off expired inventory of $10,911.

NOTE 2 – EQUITY

Preferred Stock

The Company has authorized the issuance of up to 20,000 shares of $0.001 par value Series E Preferred Stock. The Series E Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year. As of December 31, 2021 and December 31, 2020, there were no Series E Preferred Stock issued or outstanding.

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

On October 12, 2021, the Company issued 18,667,312 shares of common stock as compensation for services rendered by the Corporation’s former Chief Executive Officer, Vincent Andreula. Based upon the fair value of the shares issued, we recorded an owner’s compensation of $28,860. The Company did not engage in any general solicitation or advertising in connection with the issuance of these shares. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have any revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company made repayments of $5,048. As of December 31, 2021 and 2020, the balance due to our officers was nil and $14,785, respectively. These loans are unsecured, non-interest bearing and due on demand. The Chief Executive Officer, Vincent Andreula, received cash payments of $25,000 and stock equity of $28,860 for services rendered during the year ended December 31, 2021

During the year ended December 31, 2020, our officer, Vincent Andreula, loaned to the Company $34,000 and $19,215 was repaid. The $34,000 was used to pay and settle $44,000 of outstanding notes payable with non-related parties and the $10,000 was forgiven by the note holder and recorded as a gain on forgiveness of debt.

NOTE 5 – NOTES PAYABLE

As of December 31, 2021, and 2020 the outstanding principal and accrued interest on the notes payable listed below was $0 and $0, respectively.

On November 5, 2021, the Company received an $80,000 loan from Digital Power Lending, LLC. The loan has a 3 month term and interest at a rate of 10% per annum. On December 15, 2021, Imperalis Holding Corp entered into an exchange agreement with Digital Power Lending, pursuant to which the Company issued a convertible promissory note to DPL in exchange for this promissory note dated November 5, 2021 and related accrued interest (Note 6).

On August 18, 2021, the Company received an $20,000 loan from Digital Power Lending, LLC. The loan has a 3 month term and interest at a rate of 10% per annum. On December 15, 2021, Imperalis Holding Corp entered into an exchange agreement with Digital Power Lending, pursuant to which the Company issued a convertible promissory note to DPL in exchange for this promissory note dated August 18, 2021 and related accrued interest (Note 6).

On June 11, 2020, each of the outstanding loans due to Wexford Industries, Ltd. And Blackridge Holdings, Inc. totaling $44,000 were settled and paid in full in exchange for a single payment of $34,000 (Note 4), resulting in a gain on settlement of debt of $10,000.

On November 20, 2018, the Company received $12,000 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed above.

On October 12, 2018, the Company received $10,000 loan from Blackridge Holdings, Inc. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed above.

On October 2, 2018, the Company received $2,500 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed above.

On October 1, 2018, the Company received $15,000 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed above.

On August 29, 2018, the Company received $4,500 loan from Wexford Industries, Ltd. The loan had a one year term and an interest rate of 8% per annum. The Note was retired on June 11, 2020 as part of the settlement discussed above.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

On December 15, 2021, the Company entered into the Exchange Agreement with DPL, pursuant to which the Company issued the Convertible Note to DPL, in the principal amount of $101,529, in exchange for the Promissory Notes issued to DPL in the aggregate principal amount of $100,000, which Promissory Notes had accrued interest of $1,529 as of the closing date. The Convertible Note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of the Company’s common stock at DPL’s option at a conversion price of $0.01 per share.

On February 3, 2021 and January 14, 2021, the Company received $25,000 and $20,000, respectively, of financing from Opportunity Fund, LLC under a Convertible Promissory Note (the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at eight percent (8%) per annum, and is due one year from the date of issue. The Note is convertible at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of our common stock. The convertible note payable resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates.

On October 18, 2019, the Company received an $18,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of Promissory Note. The convertible note payable resulted in a beneficial conversion feature of $18,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates. This note is convertible to common stock at a price of $0.005 per share. The note matured on October 18, 2020 and was retired on December 7, 2021.

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

On May 22, 2019, the Company received a $20,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of Promissory Note. This note is convertible to common stock at a price of $0.005 per share. The convertible note payable resulted in a beneficial conversion feature of $20,000 which was recorded as a debt discount. The discount is being amortized through the maturity dates. The note matured on May 22, 2020 and was retired on December 7, 2021.

During the year ended December 31, 2021 and 2020, amortization of debt discount amounted to $42,083 and $42,583, respectively. As of December 31, 2021 the total outstanding principal balance on the convertible notes payable was $146,529 and the remaining unamortized debt discount was $2,917. As of December 31, 2020, the total outstanding principal balance on the convertible notes payable was $78,000 and the remaining unamortized debt discount was $0. As of December 31, 2021 and December 31, 2020, the convertible notes payable had accrued interest of $4,172 and $9,078, respectively.

NOTE 7 – INCOME TAXES

As of December 31, 2021 and 2020, the Company had net operating loss carry forwards of approximately $6,167,678 and $6,040,683, respectively, that may be available to reduce future years’ taxable income in varying amounts.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As of December 31, 2021 and 2020, the valuation allowance was approximately $1,295,212 and $1,270,643, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021. All tax years since inception remain open for examination by taxing authorities.

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	December 31, 2021	December 31, 2020
Federal income tax benefit attributable to:
Income tax benefit	$(43,711)	$(9,718)
Loss on disposal of assets	4,128	-
Stock issued for services	6,176	-
Gain on settlement of debt	-	(2,100)
Interest amortization	8,838	8,942
Change in valuation allowance	24,569	2,876
Net provision for Federal income taxes	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$1,295,212	$1,270,643
Valuation allowance	(1,295,212)	(1,270,643)
Net deferred tax asset	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2021 through the date when financial statements were issued, and has determined that the following material subsequent events require disclosure:

On March 21, 2021, BitNile Holdings, Inc. (NYSE American: NILE), a diversified holding company (“BitNile”) and its subsidiary TurnOnGreen, Inc., an electronic vehicle (“EV”) charging and power solutions company (“TurnOnGreen”), entered into a securities purchase agreement (the “SPA”) with Imperalis, whereby TurnOnGreen will, upon closing, become a subsidiary of Imperalis (the “Acquisition”). Upon completion of the Acquisition, which is contingent upon the completion of an audit of TurnOnGreen and each party’s satisfaction or waiver of certain customary closing conditions set forth in the SPA, Imperalis will change its name to TurnOnGreen and, through an upstream merger whereby the current TurnOnGreen shall cease to exist, have two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Acquisition, Imperalis will dissolve its three dormant subsidiaries. Subsequent to the Acquisition, should it close, BitNile will assist TurnOnGreen in pursuing an uplisting to the Nasdaq Capital Market, subject to Nasdaq’s seasoning rules and other criteria for listing. BitNile anticipates that stockholders of BitNile will in due course receive a dividend of securities of TurnOnGreen. BitNile expects to distribute to BitNile stockholders approximately 140 million of its common shares and an equal number of warrants to purchase such shares of TurnOnGreen at the time of the record date to be set therefor, subject to regulatory approval and compliance with US federal securities laws. Upon the closing of the Acquisition, TurnOnGreen will continue to be led by its Chief Executive Officer, Amos Kohn and its Chief Revenue Officer, Marcus Charuvastra.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

No applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions
Darren Magot	52	Director, Chief Executive Officer and Director
Marcus Charuvastra	43	President
David J. Katzoff	60	Chief Financial Officer, Secretary, and Treasurer

Darren Magot has served as our President since March 2022. Mr. Magot has served as the Chief Executive officer and sole member of the Board of Directors of AC Management, Inc., and AMRE Management, Inc., since October 2020 and previously served as the Chief Executive Officer and as a director of Ault Alliance, Inc., from January 2019 to February 2022. Mr. Magot also currently serves the Senior Vice President of BitNile, Inc., since his appointment in February 2022, and as a member of the Board of Directors of Ault & Company, Inc., since his appointment in July 2018. Mr. Magot has over 30 years of experience in sales and sales management, financial management, and business development with companies in both the private and public sector. Expertise in strategic planning, development, organizational change and efficiency for disruptive and emerging technologies, M&A. A proven leader in all functional areas of both private and public organizations, with a track record in successful financial and operational leadership, he holds a bachelor's degree in Finance from California State University.

Marcus Charuvastra has served as our President since March 2022. Mr. Charuvastra has served as the President of TurnOnGreen, Inc., since January 2022 and previously served as its Chief Revenue Officer since June 2021. Mr. Charuvastra is an accomplished leader with 20 years of experience in strategic planning, sales, services, marketing and business and organizational development. Mr. Charuvastra spent nine years at Targeted Medical Pharma, Inc. serving as Vice President of Operations and as the Managing Director of this microcap biotech start-up, from 2012 to May 2021. During his tenure, he was instrumental in guiding Targeted Medical Pharma’s initial public offering. Mr. Charuvastra was previously Director of Sales and Marketing at Physician Therapeutics from 2009 to 2012 and was responsible for building the sales and distribution network in the United States and abroad. He is a graduate of UCLA.

David J. Katzoff has served as our Chief Financial Officer since December 2021. Mr. Katzoff has served as Senior Vice President of Finance for Bitnile Holdings, Inc. since January 2019. Mr. Katzoff has served as the Chief Operating Officer of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease from December 2020. From November 2019 to December 2020, Mr. Katzoff served as their Senior Vice President Operations. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served a Vice President Finance for Local Corporation, a publicly held local search company. Mr. Katzoff received a B.S. in Business Management from the University of California at Davis.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have one director. Consequently, the Board serves as the Audit Committee.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and the sole member of the Board positions since one person is our sole officer and director.

Code of Ethics

Our Board has not adopted a Code of Ethics due to our size and lack of employees. As of the date of this Annual Report, our sole director is also our Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any compensation to our Chief Executive Officers during the last two fiscal years and there were no executive officers serving as of the end of the last two fiscal years whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Annual Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 161,704,695 shares outstanding.

Name and Address of Beneficial Owners of Common Stock (1)	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Darren Magot	Common Stock	-	- - -
Marcus Charuvastra	Common Stock	-	- - -
David J. Katzoff	Common Stock	-	- - -
DIRECTORS AND OFFICERS - TOTAL (Officers and Directors as a Group (3 persons)	Common Stock	-	- - -

BitNile Holdings, Inc.	Common Stock	139,518,633	81.18%

(1)       Represents (i) 129,363,756 shares held by BitNile, Inc., (ii) 2,000 shares held by DPL and (iii) 10,152,877 shares issuable upon conversion of an outstanding convertible promissory note in the principal face amount of $101,528.77, which is convertible into shares at a conversion price of $0.01 per share. Does not include shares that are also issuable upon conversion of the note representing accrued but unpaid interest. BitNile Holdings, Inc. may be deemed to beneficially own the Shares beneficially owned by BitNile, Inc. and DPL as BitNile, Inc. and DPL are wholly owned subsidiaries of BitNile Holdings, Inc. Milton C. Ault, III, the Executive Chairman of BitNile Holdings, Inc., exercises voting and dispositive power over the shares owned by BitNile Holdings, Inc. The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021 and 2020, and fees billed for other services provided by Pinnacle Accountancy Group of Utah in the fiscal year ended December 31, 2021 and 2020.

	2021	2020

Audit fees	$12,500	$17,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings or registration statements conducted during such periods.

PART IV

ITEM 15. EXHIBITS

2.1	Securities Purchase Agreement dated March 20, 2022 by and among Imperalis Holding Corp., BitNile Holdings, Inc and TurnOnGreen, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 21, 2022.
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
4.1	Convertible Promissory Note, dated December 15, 2021, made by Imperalis Holding Corp. in favor of Digital Power Lending, LLC. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 21, 2021.
10.1	Convertible Promissory Note issued January 14, 2021. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed April 13, 2021.
10.2	Exchange Agreement between Imperalis Holding Corp. and Digital Power Lending, LLC, dated as of December 15, 2021. Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed December 21, 2021.
10.3	Share Exchange Agreement with CannaCure Sciences, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed April 13, 2021.
21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form 10 filed April 13, 2021.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Pursuant to Rule 406 of Regulation S-T, the cover page is formatted in Inline XBRL (Inline eXtensible Business Reporting Language).
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 7, 2022

IMPERALIS HOLDING CORP.

By:	/s/ Darren Magot
Darren Magot
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 7, 2022	/s/ Darren Magot
Darren Magot, Sole Director