Form 10-Q
period 2022-03-31
IMPERALIS HOLDING CORP.
filed 2022-05-16
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52140

Imperalis Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-5648820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,704,695 shares of common stock as of May 12, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Imperalis Holding Corp.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,859	$15,009
Cash and cash equivalents held in Trust Account	491	6,769
Other receivables	11,150	-
Total current assets	15,500	21,778

Total assets	$15,500	$21,778

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,592	$4,225
Accrued interest	5,305	3,676
Accrued interest - related party	2,989	451
Convertible notes payable, net	45,000	42,083
Total current liabilities	60,886	50,435

Convertible notes payable - related party	$101,529	$101,529
Total liabilities	162,415	151,964

Commitments and contingencies	-	-
Stockholders' deficit:
Preferred E Stock, par value $0.001 a share; 20,000 shares authorized: 0 shares issued and outstanding	-	-

Common Stock, par value $0.001 a share; 200,000,000 shares authorized: 161,704,695 shares issued and outstanding	161,703	161,703
Additional paid-in capital	6,034,941	6,034,941
Accumulated deficit	(6,343,559)	(6,326,830)
Total stockholders' deficit	(146,915)	(130,186)

Total liabilities and stockholders' deficit	$15,500	$21,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,

	2022	2021
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Rent	-	1,428
General & administration	9,645	21,554
Depreciation	-	575
Owners compensation	-	25,000
Total operating expenses	9,645	48,557

Operations loss	(9,645)	(48,557)

Other income (expense)
Interest income	-	2
Amortization of debt discount	(2,917)	(9,375)
Interest expense - related party	(2,538)	-
Interest expense	(1,629)	(3,180)
Total other income (expense)	(7,084)	(12,553)

Loss before income taxes	(16,729)	(61,110)
Provision for income taxes	-	-

Net loss	$(16,729)	$(61,110)

Net loss per share-basis and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	161,704,695	142,987,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2021	161,704,695	$161,703	$6,034,941	$(6,326,830)	$(130,186)

Net loss for period	-	-	-	(16,729)	(16,729)

Balance at March 31, 2022	161,704,695	$161,703	$6,034,941	$(6,343,559)	$(146,915)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2020	133,702,938	$133,702	$5,932,373	$(6,118,683)	$(52,608)

Common stock issued for conversion of convertible note and accrued interest	9,284,445	9,284	$37,138	-	46,422

Beneficial conversion feature	-	-	45,000	-	45,000

Net loss for period	-	-		(61,110)	$(61,110)

Balance at March 31, 2021	142,987,383	$142,986	$6,014,511	$(6,179,793)	$(22,296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(16,729)	$(61,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	575
Amortization of debt discount	2,917	9,375
Changes in operating assets and liabilities
Increase in other receivables	(11,150)	-
Increase in accrued interest - related party	2,538	-
Increase in accrued interest	1,629	3,179
Increase in accounts payable	3,367	-
Net cash used in operating activities	(17,428)	(47,981)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	85,000
Repayment on shareholder loan	-	(7,173)
Repayment on convertible notes payable	-	(40,000)
Proceeds from shareholder loan	-	2,982
Net cash flows from financing activities:	-	40,809
		-
Net decrease in cash and cash equivalents	(17,428)	(7,172)
Cash at beginning of period	21,778	29,006
Cash at end of period	$4,350	$21,834

Non-cash investing and financing activities
Common stock issued for conversion of note payable and accrued interest	$46,422	$-
Beneficial conversion feature on convertible notes payable	$45,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022 and 2021

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Imperalis Holding Corp. (the “Company” or “IMHC”), a Nevada corporation formed on April 5, 2005, is a holding company headquartered at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. The Company seeks to acquire businesses with high growth potential in diverse industries to multiply rates of return through synergism and consolidating management and accounting information systems.

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

Net Income (Loss) per Share

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. The Company has 20,512,908 and 17,767,200 of potential common stock equivalents outstanding during the periods ended March 31, 2022 and 2021 related to convertible notes payable and accrued interest, respectively.

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

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and undiscounted cash flows estimated to be held and used are adjusted to their estimated fair value, less estimated selling expenses. During the three months ended March 31, 2022 and 2021, the Company recognized no impairment of fixed assets and intangibles.

New Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

Note 2 – Other Receivable

Other receivable of $11,150 at March 31, 2022 represents amounts due from Vincent Andreula, the former chief executive officer of the Company in accordance with the sales purchase agreement.

Note 3 – Equity

Preferred Stock

The Company has authorized the issuance of up to 20,000 shares of $0.001 par value Series E Preferred Stock. The Series E Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year. As of March 31, 2022 and December 31, 2021, there were no Series E Preferred Stock issued or outstanding.

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

Note 4 – Going Concern

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

Note 5 – Convertible Notes Payable

Convertible Notes Payable – Related Party

Digital Power Lending, LLC (“DPL”) is a wholly owned subsidiary of Ault Alliance, Inc. Ault Alliance. Inc and the Company are subsidiaries of BitNile Holdings, Inc and Darren Magot who serves as the chief executive officer of the Company is also the chief executive officer of Ault Alliance, Inc. As a result, DPL is deemed a related party.

On December 15, 2021, the Company entered into an exchange agreement with DPL, pursuant to which the Company issued the convertible note  to DPL, in the principal amount of $101,529, in exchange for the promissory notes  issued to DPL in the aggregate principal amount of $100,000, which promissory notes had accrued interest of $1,529 as of the closing date. The convertible note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of the Company’s common stock at DPL’s option at a conversion price of $0.01 per share.

As of March 31, 2022 and December 31, 2021, the total outstanding principal balance on the convertible notes payable – related party was $101,529 and nil, respectively. As of March 31, 2022 and December 31, 2021, the convertible notes payable – related party had accrued interest of $2,989 and $451, respectively.

Convertible Notes Payable

On February 3, 2021 and January 14, 2021, the Company received $25,000 and $20,000, respectively, of financing from Opportunity Fund, LLC under a Convertible Promissory Note (the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at eight percent (10%) per annum, and is due one year from the date of issue. An Amendment to the Note dated May 11, 2022 but effective as of January 14, 2022 extended the maturity to January 14, 2024. The Note is convertible at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of our common stock. The convertible note payable resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The discount was amortized through the original maturity dates.

On October 18, 2019, the Company received an $18,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of promissory note. The convertible note payable resulted in a beneficial conversion feature of $18,000 which was recorded as a debt discount. The discount was amortized through the maturity date. This note was convertible to common stock at a price of $0.005 per share. The note matured on October 18, 2020 and was retired on December 7, 2021.

On July 5, 2019, the Company received a $40,000 loan from GCEF Opportunity Fund, LLC. The Loan had a one year term and interest at a rate of 10% per annum. and interest payments will accrue until conversion of Promissory Note. The convertible note payable resulted in a beneficial conversion feature of $40,000 which was principal recorded as a debt discount. The discount was amortized through the maturity date. On January 13, 2021 and February 22, 2021, this note and $6,422 of accrued interest were converted into a total 9,284,445 shares of common stock (see Note 2).

On May 22, 2019, the Company received a $20,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments will accrue until conversion of promissory note. This note was convertible to common stock at a price of $0.005 per share. The convertible note payable resulted in a beneficial conversion feature of $20,000 which was recorded as a debt discount. The discount was amortized through the maturity date. The note matured on May 22, 2020 and was retired on December 7, 2021.

During the three months period ended March 31, 2022 and 2021, amortization of debt discount amounted to $2,917 and $9,375, respectively. As of March 31, 2022 and December 31, 2021, the total outstanding principal balance on the convertible notes payable was $45,000 and $42,083, respectively and the remaining unamortized debt discount was $2,917 and nil, respectively. As of March 31, 2022 and December 31, 2021, the convertible notes payable had accrued interest of $4,576 and $3,676, respectively.

Note 6 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Quarterly Report.

On March 20, 2022, BitNile Holdings, Inc. (NYSE American: NILE), a diversified holding company (“BitNile”) and its subsidiary TurnOnGreen, Inc., an electronic vehicle (“EV”) charging and power solutions company (“TurnOnGreen”), entered into a securities purchase agreement (the “SPA”) with Imperalis, whereby TurnOnGreen will, upon closing, become a subsidiary of Imperalis (the “Acquisition”). Upon completion of the Acquisition, which is contingent upon the completion of an audit of TurnOnGreen and each party’s satisfaction or waiver of certain customary closing conditions set forth in the SPA, Imperalis will change its name to TurnOnGreen and, through an upstream merger whereby the current TurnOnGreen shall cease to exist, have two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Acquisition, Imperalis will dissolve its three dormant subsidiaries. Subsequent to the Acquisition, should it close, BitNile will assist TurnOnGreen in pursuing an uplisting to the Nasdaq Capital Market, subject to Nasdaq’s seasoning rules and other criteria for listing. BitNile anticipates that stockholders of BitNile will in due course receive a dividend of securities of TurnOnGreen. BitNile expects to distribute to BitNile stockholders approximately 140 million of its common shares and an equal number of warrants to purchase such shares of TurnOnGreen at the time of the record date to be set therefor, subject to regulatory approval and compliance with US federal securities laws. Upon the closing of the Acquisition, TurnOnGreen will continue to be led by its Chief Executive Officer, Amos Kohn and its Chief Revenue Officer, Marcus Charuvastra.

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

Results of Operations

For the Three Months Ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021	Movement ($)	Movement (%)

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Rent	-	1,428	(1,428)	(100%	)
General & administration	9,645	21,554	(11,909)	(55%	)
Depreciation	-	575	(575)	100%
Owners compensation	-	25,000	(25,000)	100%
Total operating expenses	9,645	48,557	(38,912)	(80%	)

Net loss from operations	(9,645)	(48,557)	38,912	(80%	)

Interest income	-	2	(2)	(100%	)
Amortization of debt discount	(2,917)	(9,375)	6,458	(69%	)
Interest expense - related party	(2,538)	-	(2,538)	(100%	)
Interest expense	(1,629)	(3,180)	1,551	(49%	)

Net loss before taxes	(16,729)	(61,110)	44,381	(73%	)
Provision for income taxes	-	-	-	-

Net loss before taxes	$(16,729)	$(61,110)	$44,381	(73%	)

Revenue and Gross Profit

The Company had no revenue or gross profit during the three months ended March 31, 2022 and 2021.

Operating Expenses

For the three months ended March 31, 2022, general and administration expenses consisted of accounting fees, legal fees and filing fees of $5,500, $2,880 and $1,265, respectively. These costs were mainly incurred in connection with debt financing, SEC related fillings and Exchange Agreement. For the three months ended March 31, 2021, general and administration expenses consisted mainly of legal fees and utilities of $20,000 and $1,554, respectively. The legal fees were mainly incurred in connection with debt financing

Owner’s compensation incurred in prior year represents a one-time payment of $25,000 to our former chief executive officer for services rendered.

In the three months ended March 31, 2022, amortization of debt discount on convertible note payable decreased by $6,458, or over 69%, because of partial amortization in the current period relative to a full three month amortization in the prior period.

Interest expense – related party consisted of interest expense on convertible note payable. Increase in interest expense by $2,538 or 100% is mainly attributed to convertible note payable financing issued in December 2021.

Interest expense consisted of interest expense on note payable and convertible note payable. Decrease in interest expense by $1,551 or 49% is mainly attributed to settlement of note payable and convertible notes payable that matured during 2021.

Net Loss

We realized a net loss of $16,729 for the three months ended March 31, 2022, compared to a net loss of $61,110 for the three months ended March 31, 2021, representing a decrease in net loss of $44,381, or 73%.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $3,859 in our operating bank account and $491 in our trust account. To date, our liquidity has been satisfied through proceeds received from issuance of note payables, convertible note payables and shareholder loans. Control of our company was sold on December 16, 2021 to an activist investor who has a strong track record of raising public and private debt. Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an acquisition or one year from this filing. Over this time period, we will be using our cash for paying existing accounts payable, identifying and evaluating prospective target companies, performing due diligence on prospective target companies, paying for travel expenditures, selecting the target company to merge with or acquire, and structuring, negotiating and consummating the acquisition of the target company.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain valuation of inventories, valuation of long-lived assets, intangible assets, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed In Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, from which there have been no material changes.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a smaller reporting company, this section is not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS.

Because we are a smaller reporting company, this section is not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2022

IMPERALIS HOLDING CORP.

By: /s/ Darren Magot
Darren Magot
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

