Form 10-Q
period 2022-06-30
IMPERALIS HOLDING CORP.
filed 2022-08-01
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,704,695 shares of common stock as of August 1, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Imperalis Holding Corp.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,859	$15,009
Cash and cash equivalents held in Trust Account	-	6,769
Other receivables	11,150	-
Total current assets	15,009	21,778

Total assets	$15,009	$21,778

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$-	$4,225
Accounts payable - related party	14,777	-
Accrued interest	6,430	3,676
Accrued interest - related party	5,528	451
Convertible notes payable, net	45,000	42,083
Total current liabilities	71,735	50,435

Convertible notes payable, net - related party	$101,529	$101,529
Total liabilities	173,264	151,964

Commitments and contingencies	-	-
Stockholders' deficit:
Preferred E Stock, par value $0.001 a share; 20,000 shares authorized: 0 shares issued and outstanding	-	-

Common Stock, par value $0.001 a share; 200,000,000 shares authorized: 161,704,695 shares issued and outstanding at June 30, 2022 and December 31, 2021	161,703	161,703
Additional paid-in capital	6,034,941	6,034,941
Accumulated deficit	(6,354,899)	(6,326,830)
Total stockholders' deficit	(158,255)	(130,186)

Total liabilities and stockholders' deficit	$15,009	$21,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Rent	-	1,428	-	2,856
General and administration	7,677	13,994	17,322	35,548
Depreciation	-	-	-	575
Owner’s compensation	-	-	-	25,000
Total operating expenses	7,677	15,422	17,322	63,979

Operations loss	(7,677)	(15,422)	(17,322)	(63,979)

Other income (expense)
Interest income	-	-	-	2
Amortization of debt discount	-	(11,250)	(2,917)	(20,625)
Interest expense - related party	(2,538)	-	(5,076)	-
Interest expense	(1,125)	(1,880)	(2,754)	(5,060)
Total other income (expense)	(3,663)	(13,130)	(10,747)	(25,683)

Loss before income taxes	$(11,340)	$(28,552)	$(28,069)	$(89,662)
Provision for income taxes	-	-	-	-

Net loss	$(11,340)	$(28,552)	$(28,069)	$(89,662)

Net loss per share-basis and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding basic and diluted	161,704,695	143,036,383	161,704,695	141,422,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2021	161,704,695	$161,703	$6,034,941	$(6,326,830)	$(130,186)

Net loss for period	-	-	-	(16,729)	(16,729)

Balance at March 31, 2022	161,704,695	$161,703	$6,034,941	$(6,343,559)	$(146,915)

Net loss for period	-	-	-	(11,340)	(11,340)

Balance at June 30, 2022	161,704,695	$161,703	$6,034,941	$(6,354,899)	$(158,255)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2020	133,702,938	$133,702	$5,932,373	$(6,118,683)	$(52,608)

Common stock issued for conversion of convertible note and accrued interest	9,284,445	9,284	37,138	-	46,422

Beneficial conversion feature	-	-	45,000	-	45,000

Net loss for period	-	-	-	(61,110)	(61,110)

Balance at March 31, 2021	142,987,383	$142,986	$6,014,511	$(6,179,793)	$(22,296)

Common stock issued for services	50,000	50	500	-	550

Net loss for period	-	-	-	$(28,552)	$(28,552)

Balance at June 30, 2021	143,037,383	$143,036	$6,015,011	$(6,208,345)	$(50,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,069)	$(89,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	575
Amortization of debt discount	2,917	20,625
Common stock issued for services		550
Changes in operating assets and liabilities
Increase in other receivables	(11,150)	-
Increase in accrued interest - related party	5,076	-
Increase in accrued interest	2,755	5,060
Increase in accounts payable - related party	14,777	-
Decrease in accounts payable	(4,225)	11,865
Net cash used in operating activities	(17,919)	(50,987)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	45,000
Repayment on stockholder loan	-	(7,056)
Net cash provided by financing activities:	-	37,944
		-
Net decrease in cash and cash equivalents	(17,919)	(13,043)
Cash at beginning of period	21,778	29,006
Cash at end of period	$3,859	$15,963

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note payable and accrued interest	$-	$46,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Imperalis Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included with our Form 10-K filed with the SEC on April 7, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, equity transactions, and contingencies.

Cash

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in U.S. banks which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant risk on bank deposit accounts.

Net Income (Loss) per Share

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. The Company had 20,991,730 and 18,143,200 of potential common stock equivalents outstanding as of June 30, 2022 and 2021, respectively, related to convertible notes payable and accrued interest.

Stock-Based Compensation

The Company accounts for stock-based transactions in which the Company receives services from employees, non-employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date in accordance with ASC 718 – Compensation-Stock Compensation.

Income Taxes

The Company has adopted ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and undiscounted cash flows estimated to be held and used are adjusted to their estimated fair value, less estimated selling expenses. During the six months ended June 30, 2022 and 2021, the Company recognized no impairment of fixed assets and intangibles.

New Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

Note 2 – Other Receivable

Other receivable of $11,150 at June 30, 2022 represented amounts due from Vincent Andreula, the former Chief Executive Officer of the Company in accordance with the sales purchase agreement.

Note 3 – Equity

Preferred Stock

The Company has authorized the issuance of up to 20,000 shares of $0.001 par value Series E Preferred Stock. The Series E Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year. As of June 30, 2022 and December 31, 2021, there were no Series E Preferred Stock issued or outstanding.

Common Stock

On January 13, 2021 and February 22, 2021, the Company issued an aggregate of 9,284,445 shares of common stock upon conversion of an outstanding convertible note with a principal balance of $40,000 and $6,422 of accrued interest. The Company did not engage in any general solicitation or advertising in connection with the issuance of the note, and the noteholder was an accredited investor within the meaning of Rule 501. The issuance of these shares was exempt from registration pursuant to Rule 506 under Regulation D.

On April 1, 2021, the Company issued 50,000 shares of common stock as payment for professional services rendered. Based upon the fair value of the shares issued, the Company recorded a general and administration expense of $550. The Company did not engage in any general solicitation or advertising in connection with the issuance of these shares. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Note 4 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have any revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Accounts Payable – Related Party

IMHC is a wholly owned subsidiary of BitNile, Inc and BitNile, Inc is a wholly owned subsidiary of BitNile Holdings, Inc. During the six months period ended June 30, 2022, BitNile Holdings, Inc. made vendor payments on behalf of IMHC amounting to $14,777.

During the six months ending June 30, 2021, the Company made stockholder repayments of $7,056. As of December 31, 2021, the balance due to the Company’s officers was $nil. These loans were unsecured, non-interest bearing and due on demand.

Note 6 – Convertible Notes Payable

Convertible Notes Payable – Related Party

Digital Power Lending, LLC (“DPL”) is a wholly owned subsidiary of Ault Alliance, Inc. Ault Alliance, Inc. and the Company are subsidiaries of BitNile Holdings, Inc. Darren Magot, who serves as the chief executive officer of the Company, is also the chief executive officer of Ault Alliance, Inc. As a result, DPL is deemed a related party.

On December 15, 2021, the Company entered into an exchange agreement with DPL, pursuant to which the Company issued a convertible note  to DPL, in the principal amount of $101,529, in exchange for the promissory notes  issued to DPL in the aggregate principal amount of $100,000, which promissory notes had accrued interest of $1,529 as of the closing date. The convertible note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of the Company’s common stock at DPL’s option at a conversion price of $0.01 per share.

During the six months period ended June 30, 2022 and 2021, interest expense – related party amounted to $5,076 and $nil, respectively. At both June 30, 2022 and December 31, 2021, the total outstanding principal balance on the convertible notes payable – related party was $101,529. As of June 30, 2022 and December 31, 2021, the convertible notes payable – related party had accrued interest of $5,528 and $451, respectively.

Convertible Notes Payable

On February 3, 2021 and January 14, 2021, the Company received $25,000 and $20,000, respectively, of financing from Opportunity Fund, LLC under a Convertible Promissory Note (the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at eight percent (8%) per annum, and was due one year from the date of issue. An Amendment to the Note dated May 11, 2022 but effective as of January 14, 2022 extended the maturity to January 14, 2024. The Note is convertible at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of the Company’s common stock. The convertible note payable resulted in a beneficial conversion feature of $45,000, which was recorded as a debt discount. The discount was amortized through the original maturity date.

On October 18, 2019, the Company received an $18,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments accrued until repayment or conversion of the convertible note. The convertible note payable resulted in a beneficial conversion feature of $18,000, which was recorded as a debt discount. The discount was amortized through the maturity date. This note was convertible to common stock at a price of $0.005 per share. The note matured on October 18, 2020 and was settled on December 7, 2021.

On July 5, 2019, the Company received a $40,000 loan from GCEF Opportunity Fund, LLC. The Loan had a one year term and interest at a rate of 10% per annum. and interest payments accrued until conversion of the convertible note. The convertible note payable resulted in a beneficial conversion feature of $40,000, which was principal recorded as a debt discount. The discount was amortized through the maturity date. On January 13, 2021 and February 22, 2021, this note and $6,422 of accrued interest were converted into an aggregate of 9,284,445 shares of common stock (see Note 2).

On May 22, 2019, the Company received a $20,000 loan from Intermarket Associates, LLC. The Loan had a one year term and interest at a rate of 10% per annum. Principal and interest payments accrued until repayment or conversion of the promissory note. This note was convertible to common stock at a price of $0.005 per share. The convertible note payable resulted in a beneficial conversion feature of $20,000, which was recorded as a debt discount. The discount was amortized through the maturity date. The note matured on May 22, 2020 and was settled on December 7, 2021.

During the six month period ended June 30, 2022 and 2021, interest expense amounted to $2,754 and $5,060, respectively. During the six month period ended June 30, 2022 and 2021, amortization of debt discount amounted to $2,917 and $20,625, respectively. As of June 30, 2022 and December 31, 2021, the total outstanding principal balance on the convertible notes payable was $45,000 and $42,083, respectively, and the remaining unamortized debt discount was $nil and $2,917, respectively. As of June 30, 2022 and December 31, 2021, the convertible notes payable had accrued interest of $6,430 and $3,676, respectively.

Note 7 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with the Acquisition or, should the Acquisition not be consummated, in investigating, evaluating, negotiating and consummating the potential acquisition of a suitable target company, as well as filing all requisite Securities and Exchange Commission (“SEC") reports.

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

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s stockholders which will be very dilutive. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Results of Operations

For the Three Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021	Movement ($)	Movement (%)

Revenues	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Rent	-	1,428	(1,428)	(100%)
General and administration	7,677	13,994	(6,317)	(45%)
Depreciation	-	-	-	-
Owner’s compensation	-	-	-	-
Total operating expenses	7,677	15,422	(7,745)	(50%)

Net loss from operations	(7,677)	(15,422)	7,745	(50%)

Interest income	-	-	-	-
Amortization of debt discount	-	(11,250)	11,250	(100%)
Interest expense - related party	(2,538)	-	(2,538)	-
Interest expense	(1,125)	(1,180)	755	(40%)

Net loss before taxes	(11,340)	(28,552)	17,212	(60%)
Provision for income taxes	-	-	-	-

Net loss	(11,340)	(28,552)	17,212	(60%)

Revenue and Gross Profit

We had no revenue or gross profit during the three months ended June 30, 2022 and 2021.

Operating Expenses

During the three months ended June 30, 2022, we had $7,677 in operating expenses consisting of legal fees, filing fees and accounting fees of $2,980, $2,947 and $1,750, respectively. By comparison, during the three months ended June 30, 2021, we had $15,422 in operating expenses consisting of general and administrative of $13,444, rent in the amount of $1,428 and stock-based compensation of $550.

During the three months ended June 30, 2022, amortization of debt discount on convertible note payable decreased by $11,250, or 100%, because there was no amortization in the current period relative to a full three month amortization in the prior period.

Interest expense – related party consisted of interest expense on convertible note payable. Increase in interest expense by $2,538, or 100%, is mainly attributed to convertible note payable financing issued in December 2021.

Interest expense consisted of interest expense on note payable and convertible note payable. Decrease in interest expense by $755, or 40%, was mainly attributed to settlement of note payable and convertible notes payable that matured during 2021.

Net Loss

We realized a net loss of $11,340 for the three months ended June 30, 2022, compared to a net loss of $28,552 for the three months ended June 30, 2021, representing a decrease in net loss of $17,212, or 60%.

For the Six Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021	Movement ($)	Movement (%)

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Rent	-	2,856	(2,856)	(100%)
General and administration	17,322	35,548	(18,227)	(51%)
Depreciation	-	575	(575)	100%
Owner’s compensation	-	25,000	(25,000)	100%
Total operating expenses	17,322	63,979	(46,658)	(73%)

Net loss from operations	(17,322)	(63,979)	46,658	(73%)

Interest income	-	2	(2)	(100%)
Amortization of debt discount	(2,917)	(20,625)	17,708	(86%)
Interest expense - related party	(5,076)	-	(5,076)	(100%)
Interest expense	(2,754)	(5,060)	2,306	(46%)

Net loss before taxes	(28,069)	(89,662)	61,593	(69%)
Provision for income taxes	-	-	-	-

Net loss	$(28,069)	$(89,662)	$61,593	(69%)

Revenue and Gross Profit

We had no revenue or gross profit during the three and six months ended June 30, 2022 and 2021.

Operating Expenses

For the six months ended June 30, 2022, general and administration expenses consisted of accounting fees, legal fees and filing fees of $7,250, $5,860, and $4,212, respectively. These costs were mainly incurred in connection with debt financing and SEC related filings. For the six months ended June 30, 2021, general and administration expenses consisted mainly of accounting fees, legal fees and utilities of $7,250, $24,615 and $3,108, respectively. The legal fees were mainly incurred in connection with debt financing

Owner’s compensation incurred during the six months ended June 30, 2021 represented a one-time payment of $25,000 to our former chief executive officer for services rendered.

During the six months ended June 30, 2022, amortization of debt discount on convertible note payable decreased by $17,708, or 86%, because of partial amortization in the current period relative to a full six month amortization in the prior period.

Interest expense – related party consisted of interest expense on convertible note payable. Increase in interest expense by $5,076, or 100%, was mainly attributed to convertible note payable financing issued in December 2021.

Interest expense consisted of interest expense on note payable and convertible note payable. Decrease in interest expense by $2,306, or 46%, was mainly attributed to settlement of note payable and convertible notes payable that matured during 2021.

Net Loss

We realized a net loss of $28,069 for the six months ended June 30, 2022, compared to a net loss of $89,662 for the six months ended June 30, 2021, representing a decrease in net loss of $61,593, or 69%.

Liquidity and Capital Resources

As of June 30, 2022, we had $3,859 in our operating bank accounts. To date, our liquidity has been satisfied through proceeds received from issuance of note payables, convertible note payables and shareholder loans. Control of our company was sold on December 16, 2021 to an activist investor who has a strong track record of raising public and private debt. Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an acquisition or one year from this filing. Over this time period, we will be using our cash for paying existing accounts payable, identifying and evaluating prospective target companies, performing due diligence on prospective target companies, paying for travel expenditures, selecting the target company to merge with or acquire, and structuring, negotiating and consummating the acquisition of the target company.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed In Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, from which there have been no material changes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses as described herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting function, which restricts our ability to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions; and

2.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

•	Formalizing our internal control documentation and strengthening supervisory reviews by our management; and

•	When there are business operations and cash to justify the additional expenses, adding additional accounting personnel and segregating duties amongst accounting personnel.

Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding our information technology systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities; and (ii) developing and communicating additional policies and procedures to govern the area of information technology change management.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 1, 2022

IMPERALIS HOLDING CORP.

By: /s/ Darren Magot
Darren Magot
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

