Form 10-Q
period 2022-09-30
IMPERALIS HOLDING CORP.
filed 2022-11-22
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52140

Imperalis Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-5648820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1421 McCarthy Blvd, Milpitas, CA	95035	(510) 657-2635
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,694,837 shares of common stock as of November 22, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,000	$112,000
Accounts receivable, net	1,089,000	627,000
Prepaid expenses and other current assets	756,000	1,800,000
Inventories	2,784,000	1,246,000
TOTAL CURRENT ASSETS	4,694,000	3,785,000

Property and equipment, net	248,000	111,000
Right-of-use assets	1,786,000	244,000
Other noncurrent assets	290,000	290,000
TOTAL ASSETS	$7,018,000	$4,430,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$910,000	$657,000
Operating lease liability, current	546,000	73,000
Convertible notes payable, net	45,000	-
Other current liabilities	622,000	519,000
TOTAL CURRENT LIABILITIES	2,123,000	1,249,000

LONG TERM LIABILITIES
Convertible notes payable, net, related party	101,000	-
Operating lease liability, non-current	1,396,000	191,000
TOTAL LIABILITIES	3,620,000	1,440,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 10,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share at September 30, 2022 and December 31, 2021	25,000,000	25,000,000

STOCKHOLDER’S DEFICIT:
Common Stock, par value $0.001 a share; 200,000,000 shares authorized: 161,704,695 shares issued and outstanding at September 30, 2022 and December 31, 2021	162,000	-
Additional paid-in capital	12,052,000	9,383,000
Accumulated deficit	(33,816,000)	(31,393,000)
TOTAL STOCKHOLDERS’ DEFICIT	(21,602,000)	(22,010,000)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$7,018,000	$4,430,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,827,000	$1,095,000	$4,018,000	$4,308,000
Cost of revenue	931,000	807,000	2,269,000	2,644,000
Gross profit	896,000	288,000	1,749,000	1,664,000

Operating expenses:
Research and development	71,000	72,000	581,000	368,000
General and administration	766,000	536,000	2,386,000	1,456,000
Selling and marketing	542,000	176,000	1,202,000	600,000
Total operating expenses	1,379,000	784,000	4,169,000	2,424,000
Operating loss	(483,000)	(496,000)	(2,420,000)	(760,000)
Other expense:
Interest	(3,000)	-	(3,000)	-
Total other expense	(3,000)	-	(3,000)	-
Net loss	(486,000)	(496,000)	(2,423,000)	(760,000)

Preferred Dividends	(139,000)	-	(139,000)	-
Net loss available to common stockholders	(625,000)	(496,000)	(2,562,000)	(760,000)

Net loss per common share basic and diluted:	$(0.01)	$-	$(0.17)	$-

Weighted average common shares, basic and diluted	43,941,493	-	14,808,122	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from Parent	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	(933,000)	(933,000)
Balance, March 31, 2022	-	-	10,393,000	(32,326,000)	(21,933,000)
Contribution from Parent	-	-	1,250,000	-	1,250,000
Net loss	-	-	-	(1,004,000)	(1,004,000)
Balance, June 30, 2022	-	-	11,643,000	(33,330,000)	(21,687,000)
Contribution from Parent	-	-	409,000	-	409,000
Common stock assumed upon acquisition of net assets	161,704,695	162,000	-	-	162,000
Net loss	-	-	-	(486,000)	(486,000)
Balance, September 30, 2022	161,704,695	$162,000	12,052,000	$(33,816,000)	$(21,602,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2021	-	$-	$4,840,000	$(29,566,000)	$(24,726,000)
Contribution from Parent	-	-	673,000	-	673,000
Net loss	-	-	-	(298,000)	(298,000)
Balance at March 31, 2021	-	-	5,513,000	(29,864,000)	(24,351,000)
Contribution from Parent	-	-	1,161,000	-	1,161,000
Net income	-	-	-	34,000	34,000
Balance at June 30, 2021	-	-	6,674,000	(29,830,000)	(23,156,000)
Contribution from Parent	-	-	1,076,000	-	1,076,000
Net loss	-	-	-	(496,000)	(496,000)
Balance, September 30, 2021	-	$-	$7,750,000	$(30,326,000)	$(22,576,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net loss	$(2,423,000)	$(760,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,000	18,000
Amortization of right-of-use assets	363,000	51,000
Increase in net parent investment for corporate overhead	240,000	247,000
Changes in operating assets and liabilities
Accounts receivable	(462,000)	110,000
Prepaid expenses and other current assets	1,044,000	(1,775,000)
Inventory	(1,538,000)	(176,000)
Accounts payable	253,000	(457,000)
Lease liabilities	(227,000)	(45,000)
Other current liabilities	148,000	240,000
Net cash used in operating activities	(2,562,000)	(2,547,000)

Cash flows from investing activities:
Purchase of property and equipment	(177,000)	-
Cash used in investing activities	(177,000)	-

Cash flows from financing activities:
Proceeds from investment from parent	2,591,000	2,663,000
Proceeds from debt, net of payments	101,000	-
Net cash provided by financing activities	2,692,000	2,663,000

Net (decrease) increase in cash and cash equivalents	(47,000)	116,000
Cash at beginning of period	112,000	258,000
Cash at end of period	$65,000	$374,000

Non-cash investing and financing activities
Recognition of new operating lease right-of-use assets and lease liabilities	$1,905,000	$-
Acquisition of net assets	162,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

1. DESCRIPTION OF BUSINESS

Overview

Imperalis Holding Corp (“IMHC”), to be renamed TurnOnGreen, Inc., an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company through its wholly owned subsidiaries Digital Power Corporation and TOG Technologies (collectively, the “Company”), designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power electronic products and systems as well as EV charging solutions to diverse industries, markets and sectors including e-Mobility, medical, military, telecommunications, and industrial.

IMHC was incorporated in Nevada on April 5, 2005 and is a subsidiary of BitNile Holdings, Inc. a Delaware corporation (the “Parent” or “BitNile”) and currently operates as a reporting segment of BitNile.

Recapitalization and Reorganization

On March 20, 2022, BitNile and IMHC entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly-owned subsidiary of the Parent. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022 (the “Closing Date”), the Parent delivered to IMHC all of the outstanding shares of common stock of TOGI held by the Parent in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the Common Stock on an as-converted basis.

Immediately following the Acquisition, TOGI became a wholly-owned subsidiary of IMHC, and subsequent thereto, TOGI was merged with and into IMHC, pursuant to which TOGI ceased to exist. The acquisition was treated as an asset acquisition and the equity of the Company was retroactively restated for the conversion of 1,000 shares for 25,000 shares of preferred stock upon completion of the Acquisition.

Pursuant to Accounting Standards Codification (“ASC”) 250-10 and ASC 805-50, the Acquisition was recognized prospectively for all periods. While IMHC was deemed to be the legal acquirer of TOGI, TOGI was considered the acquiror and predecessor for accounting and financial reporting purposes and, therefore, was deemed to be the receiving entity and is presented on a stand-alone basis for all periods. The accompanying financial statements have been prospectively updated as a result of the asset acquisition under common control, which was completed on September 6, 2022.

As a result of the Acquisition, prior period shares and per share amounts appearing in the accompanying condensed consolidated financial statements have not been adjusted until the date of the Acquisition as a part of the net assets acquired.

2. LIQUIDITY AND GOING CONCERN

As of September 30, 2022, the Company had cash and cash equivalents of $0.1 million and working capital of $2.6 million. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for interim periods presented. These condensed consolidated financial statements should be read in conjunction with IMHC’s Current Report on Form 8-K relating to the Acquisition filed with the SEC on September 6, 2022.

The condensed consolidated balance sheets as of December 31, 2021 were derived from TOGI’s 2021 financial statements. Results of the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include allowances for inventory obsolescence, accruals of certain liabilities including product warranties, useful lives of assets, and valuation allowance related to deferred tax assets.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2022, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the statement of cash flows for the nine months ended September 30, 2022 and 2021, and the interim condensed consolidated statement of changes in stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer obtains control over the goods. The Company provides standard assurance warranties, which are not separately priced or considered material, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of a valid invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Cash and Cash Equivalents

The Company’s cash is maintained in checking accounts with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2022 and December 31, 2021, the Company had cash of $65,000 and $112,000, respectively. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable, Net

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment, as of September 30, 2022 and December 31, 2021, of the collectability of invoices, an allowance for doubtful accounts was not recorded against the Company’s accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value after using the first-in, first-out method. Inventory write-offs are provided to cover risks arising from technological obsolescence as the Company’s products are mostly original equipment manufactured for its clients.

The Company periodically assesses its inventories valuation with respect to obsolete items by reviewing revenue forecasts and technological obsolescence and moving such items into a reserve allowance for obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Useful Lives
Asset	(In Years)
Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture, and fixtures	3 - 15
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

Warranty

The Company offers a warranty period for all its manufactured products to function free from defects in material and workmanship under normal use and service for one to two years on most products and up to five years for rugged power products for the defense and aerospace markets. For the Company’s electric vehicle supply equipment product line, the Company offers up to a three year extended warranty beyond the manufacturing warranty period, although not considered material to its revenue stream. The Company also provides end user technical support for up to fifteen (15) years on many of its products that have long lifetimes. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, the sector product being used, historical rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability. As of September 30, 2022 and December 31, 2021 the Company’s accrued warranty liability was $54,000.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with ASC No. 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2022 and December 31, 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. During the nine months ended September 30, 2022 and 2021, the Company recognized no impairment of long-lived assets.

Segments

The Company determined that its two primary brands constitute its two operating segments. However, the Company’s operating segments continue to be aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. At September 30, 2022, receivables from three customers made up 47% of the current receivables but the majority of the balances were outstanding for less than 90 days. Greater than 90 day receivables balance was less than 1%. At December 31, 2021 four customers made up 49% of the outstanding receivables with only one customer being the same customer as referred to with respect to the September 30, 2022 concentration.

An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection. As of September 30, 2022 and December 31, 2021, there were no allowances for doubtful accounts.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$300,000	27%	$563,000	14%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customer	Revenue	Customer	Revenue
Customer A	$279,000	25%	$933,000	22%

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. Operating leases are recognized as Right-of-use (“ROU”) assets, Operating lease liability, current, and Operating lease liability, non-current on the condensed consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the lease agreements, the Company receives rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company elected the practical expedient in ASC 842 and does not separate lease and non-lease components for its leases.

Net Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2022 and December 31, 2021, the Company had 161,704,695 and 0 shares issued and outstanding, respectively. In addition, the Company has 21,478,923 and 0 of potential Common Stock equivalents outstanding as of September 30, 2022 and 2021, respectively, related to convertible notes payable and accrued interest which were excluded from the diluted EPS calculation as they are antidilutive.

Recent Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a significant effect on the Company’s condensed consolidated financial statements.

In October 2021, the Financial Accountings Standards Board (“FASB”) issued accounting standards update 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consist of the following for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Primary Geographical Markets
North America	$1,593,000	$967,000	$3,427,000	$3,463,000
Europe	32,000	1,000	79,000	416,000
Other	202,000	127,000	512,000	429,000
Total Revenue	$1,827,000	$1,095,000	$4,018,000	$4,308,000

Major Goods
Power supply units	$1,645,000	$1,095,000	$3,757,000	$4,308,000
EV chargers	182,000	-	261,000	-
Total Revenue	$1,827,000	$1,095,000	$4,018,000	$4,308,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,827,000	$1,095,000	$4,018,000	$4,308,000

5. PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$667,000	$680,000
Computers	-	483,000
Office furniture and equipment	97,000	160,000
Leasehold improvements	72,000	89,000
EV chargers	64,000	-
	900,000	1,412,000
Less: accumulated depreciation and amortization	(652,000)	(1,301,000)
Property and equipment, net	$248,000	$111,000

Depreciation and amortization expense related to property and equipment was $10,000 and $6,000 for the three months ended September 30, 2022 and 2021, respectively, and $40,000 and $18,000 for the nine months ended September 30, 2022 and 2021, respectively.

6. INVENTORIES

As of September 30, 2022 and December 31, 2021, inventories consisted of:

	September 30, 2022	December 31, 2021
Raw materials, parts and supplies	$959,000	$594,000
Finished products	1,824,000	652,000
Total inventories	$2,784,000	$1,246,000

7. OTHER CURRENT LIABILITIES

As of September 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Customer prepayments	$270,000	$259,000
Other accrued liabilities	128,000	46,000
Accrued payroll and payroll taxes	224,000	214,000
Total other current liabilities	$622,000	$519,000

8. LEASES

The Company has operating leases for office space and manufacturing locations. The Company’s leases have weighted average remaining lease terms of 1.3 years to 3.3 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of September 30, 2022:

September 30, 2022
Operating right-of-use assets	$1,786,000
Operating lease liability – current	546,000
Operating lease liability – non-current	1,396,000

The components of lease expenses for the periods ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$162,000	$486,000
Short-term lease cost	-	-
Variable lease cost	-	-

The following tables provides a summary of other information related to leases for the nine months ended September 30, 2022:

September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$350,000
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases	3.1 years
Weighted-average discount rate – operating leases	8%

Payments due by period of lease liabilities under the Company’s non-cancellable operating leases as of September 30, 2022, were as follows:

2022 (remaining)	$167,000
2023	682,000
2024	693,000
2025	609,000
2026	51,000
2027	-
Total lease payments	2,202,000
Less interest	(260,000)
Present value of lease liabilities	$1,942,000

9. RELATED PARTY TRANSACTIONS

Allocation of General Corporate Expenses

BitNile provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under BitNile. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of BitNile. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. BitNile allocated $90,000 and $240,000 of costs for the three and nine months ended September 30, 2022, respectively. BitNile allocated $83,000 and $248,000 of costs for the three and nine months ended September 30, 2021, respectively. These costs were treated as additional paid-in capital.

Contributions From Parent

The Company previously received funding from BitNile to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $0.6 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. The Company received $1.1 million and $2.9 million from BitNile for the three and nine months ended September 30, 2021, respectively. These amounts are reflected in additional paid-in capital.

Sales to Related Party

The Company recognized $0 and $2,000 in revenue for the three and nine months ended September 30, 2022, respectively, and $0 in the three and nine months ended September 30, 2021.

10. COMMITMENTS AND CONTINGENCIES

Litigation Matters

 The Company is involved in litigation arising from other matters in the ordinary course of business. The Company is regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of a loss related to such matters.

With respect to the Company’s outstanding litigation matters, based on the Company’s current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

11. STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue two hundred million (200,000,000) shares of Common Stock, par value $0.001 per share and ten million (10,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designed as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares and can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of Common Stock of the Corporation, voting together as a single class. As of September 30, 2022 and December 31, 2021, there were 161,704,695 and nil shares of Common Stock issued and outstanding and as of September 30, 2022 and December 31, 2021, there were 25,000 shares of series A preferred stock issued and outstanding.

On September 5, 2022, the Company entered into an amendment to the Agreement, pursuant to which the Company agreed to (i) use commercially reasonable efforts to effectuate a distribution by the Parent of 140,000,000 shares of common stock beneficially owned by the Parent (the “Distribution”) and, (ii) to issue to Parent warrants to purchase an equivalent number of shares of common stock to be issued in the Distribution (the “Warrants”). The Distribution has not yet occurred.

On September 12, 2022, the Company’s board of directors and the holder of a majority of the voting power of the Company executed written consents approving an amendment to the Company’s Articles of Incorporation to increase the amount of authorized shares of Common Stock from 200,000,000 to 750,000,000. The increase in authorized shares will be effective upon the filing of a certificate of amendment to the Articles of Incorporation, which, as of the date of this filing, has not been made. The additional shares of Common Stock, when effective, will have the same rights as the previously authorized shares, including the right to cast one vote per share of Common Stock.

Common Stock

The holders of our Common Stock have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by our board of directors. Holders of Common Stock are also entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs.

The holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and in such event, the holders of the remaining shares will not be able to elect any of our directors. The holders of 50% of the outstanding Common Stock constitute a quorum at any meeting of shareholders, and the vote by the holders of a majority of the outstanding shares or a majority of the shareholders at a meeting at which quorum exists are required to effect certain fundamental corporate changes, such as liquidation, merger or amendment of our articles of incorporation.

Except as otherwise required by law or as may be provided by the resolutions of the Board of Directors authorizing the issuance of Common Stock, all rights to vote and all voting power shall be vested in the holders of Common Stock. Each share of Common Stock shall entitle the holder thereof to one vote.

Upon any liquidation, dissolution or winding-up of the corporation, whether voluntary or involuntary, the remaining net assets of the Company shall be distributed pro rata to the holders of the Common Stock.

Series A Preferred Stock

There are 25,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has a stated value of $1,000, for an aggregate value of $25 million.

In the event that the Company is liquidated, dissolved or wound up, then before any distribution or payment is made to the holders of any Common Stock or any other class or series of junior stock, the holders of Series A Preferred Stock are entitled to receive liquidating distributions in an amount equal to the stated value for each share of Series A Preferred Stock held by such holders.

Dividends on the Series A Preferred Stock accrue daily and are in cumulative form, and including, the date of original issue and shall be payable quarterly on the last day of each calendar quarter out of funds legally available therefore, at the rate of eight percent (8%) per annum based on a 360 day calendar year.

Each holder shall be entitled to vote on an “as converted” basis with holders of outstanding shares of our common stock, voting together as a single class, with respect to any and all matters presented to the stockholders for their action or consideration. For so long as the holder shall continue to hold any shares of Series A Preferred Stock issued to it on the date of the Acquisition, the holder shall be entitled to elect a number of directors to the Board of Directors equal to a percentage determined by the number of Series A Preferred Stock beneficially owned by the holders, determined on an “as converted” basis, divided by the sum of the number of shares of Common Stock outstanding plus the number of Series A Preferred Stock outstanding on an “as converted” basis, provided, that the number of directors that the holders are entitled to elect shall never be less than a majority of our board of directors.

Upon the one-year anniversary of the Acquisition, the shares of Series A Preferred Stock shall be subject to redemption in cash at the option of the holder in an amount per share equal to the stated value plus all accrued and unpaid dividends thereon. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the shares of Series A Preferred Stock are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

12. ACCOUNTS PAYABLE - RELATED PARTY

The Company is a majority owned subsidiary of BitNile. During the nine month period ended September 30, 2022, BitNile made vendor payments on behalf of IMHC amounting to $17,000. This intercompany balance due to BitNile is reflected in accounts payable.

13. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2022 and December 31, 2021, were comprised of the following:

	Conversion price per share	Interest rate	Due date	September 30, 2022	December 31, 2021
Convertible promissory note, related party	$.01	10%	December, 15, 2023	$101,000	$-
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	45,000	-
Total convertible notes payable, net of financing cost				$146,000	-
Less: current portion				(45,000)	-
Total convertible notes payable, net of financing cost, long term				$101,000	$-

Related Party

Ault Lending, LLC (“AL”) is a wholly owned subsidiary of BitNile, AL and the Company are both subsidiaries of BitNile. David Katzoff, who serves as our Chief Financial Officer, is also the manager of AL. As a result, AL is deemed a related party.

As part of the Acquisition, the Company acquired a convertible note to AL, in the principal amount of $102,000. The convertible note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of Common Stock at AL’s option at a conversion price of $0.01 per share. Subsequent to September 30, 2022, AL elected to convert the outstanding principal and accrued interest of the convertible note into 10,990,142 shares of Common Stock.

Convertible Notes Payable

As part of the Acquisition, the Company acquired Convertible Promissory notes payable to Opportunity Fund, LLC in the amounts of $25,000 and $20,000, respectively (collectively the”Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at ten percent (10%) per annum, and is due January 14, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Recent Events and Developments

On March 20, 2022, we entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly-owned subsidiary of BitNile Holdings, Inc. (“BitNile”, or the “Parent”). Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022 (the “Closing Date”), the Parent delivered to us all of the outstanding shares of common stock of TOGI held by the Parent, and in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of our common stock at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the common stock on an as-converted basis. Immediately following the Acquisition, TOGI became our wholly-owned subsidiary, and subsequent thereto, TOGI was merged with and into our company, pursuant to which TOGI ceased to exist.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2021 and 2020. During fiscal year 2022, we expect the impact of inflation on the company’s business will be significant due to increases for materials and services throughout fiscal year 2022. The company believes this may continue to impact expenses in fiscal 2023 and future years. In an effort to mitigate various inflationary pressures, we intend to increase the price of hardware, software and services to our distributors and end-users commensurate with our cost of revenue. In our TOG business, we will also seek to take advantage of federal, state, municipal and utility rebate programs to offset certain inflationary pressures. Additionally, we plan on offering our employees and consultants a variety of remote work options and video conferencing tools to offset inflationary increases in fuel and travel costs.

Plan of Operations

We are an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company, through our wholly owned subsidiaries Digital Power Corporation (‘DPC”) and TOG Technologies Inc. (“TOGT”), design, develop, manufacture and sell highly engineered, feature-rich, high-grade-power conversion and power system solutions to diverse industries and markets including e-Mobility, medical, military, telecommunications, and industrial as well as design and provide a line of advanced EV charging solutions. Through DPC, we provide solutions which leverage a combination of low leakage power emissions, very high-power density with power efficiency, flexible design leveraging customized firmware and short time to market. Our designed and manufactured, highly engineered, precision power conversion and control solutions serve mission-critical applications and processes. Through TOGT, we market and sell a line of scalable EV residential, commercial and ultra-fast charging products and comprehensive charging management software and network services. The business represents a natural outgrowth from our proprietary core power technologies to optimizing the design and performance of EV charging solutions.

Our strategy is to be the supplier of choice across numerous markets that require high-quality power system solutions where custom design, superior product, high quality, time to market and competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all their needs for designing and manufacturing power solutions and products. By implementing our proprietary core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

Results of Operations

For the Three Months Ended September 30, 2022 and 2021:

	2022	2021	Change ($)	Change (%)
Revenue	$1,827,000	$1,095,000	$732,000	67%
Cost of revenue	931,000	807,000	124,000	15%
Gross profit	896,000	288,000	608,000	211%
Operating expenses:
Research and development	71,000	72,000	(1,000)	(1%)
General and administrative	756,000	530,000	226,000	43%
Selling and marketing	542,000	176,000	366,000	208%
Depreciation	10,000	6,000	4,000	67%
Total operating expenses	1,379,000	784,000	595,000	76%
Operating loss	(483,000)	(496,000)
Other expense:
Interest	(3,000)	-	3,000	100%
Total other expense	(3,000)	-	3,000	100%
Net loss	(486,000)	(496,000)
Preferred dividends	(139,000)	-
Net loss available to common stockholders	$(625,000)	$(496,000)

Revenue and Gross Profit

During the three month period ended September 30, 2022, we had increased revenues of $732,000 and increased gross profits of $608,000 compared to the three month period ended September 30, 2021, primarily due to our increased sales in 2022 to our defense customers, driving increased production and deliveries in the current three month period coupled with reduced sales to our low margin customers. In addition, there was a shift in major customers; a large low margin customer was replaced with a high margin customer.

Net Loss and Operating Expenses

During the three months ended September 30, 2022, our net loss decreased $10,000 from the three month period ended September 30, 2021, due to increased revenue of $732,000 partially offset by increased operating expenses, which primarily consisted of marketing, rent, legal and audit fees that increased by $258,000, $211,000 and $69,000, respectively, coupled with the inclusion of IMHC operating expenses of $25,000 in 2022, all driven by increasing our sponsoring efforts, and the Acquisition completed in the third quarter of 2022.

Net Loss Available to Common Stockholders

During the three month period ended September 30, 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common stockholders of $139,000.

For the Nine Months Ended September 30, 2022 and 2021

	2022	2021	Change ($)	Change (%)
Revenue	$4,018,000	$4,308,000	$(290,000)	(7%)
Cost of revenue	2,269,000	2,644,000	(375,000)	(14%)
Gross profit	1,749,000	1,664,000	85,000	5%
Operating expenses:
Research and development	581,000	368,000	213,000	58%
General and administration	2,346,000	1,438,000	908,000	63%
Selling and marketing	1,202,000	600,000	602,000	100%
Depreciation	40,000	18,000	22,000	110%
Total operating expenses	4,169,000	2,424,000	1,745,000	72%
Operating loss	(2,420,000)	(760,000)
Other expense:
Interest	(3,000)	-	3,000	100%
Total other expense	(3,000)	-	3,000	100%
Net loss	(2,423,000)	(760,000)
Preferred dividends	(139,000)	-
Net loss available to common stockholders	$(2,562,000)	$(760,000)

Revenue and Gross Profit

During the nine month period ended September 30, 2022, we had decreased revenues of $290,000 compared to the nine month period ended September 30, 2021, primarily due to certain customers delaying or stalling projects previously awarded and commenced during the nine month period ended September 30, 2021 coupled with reduced sales to our low margin customers. In addition, there was a shift in major customers; a large low margin customer was replaced with a high margin customer.

Operating Expenses

For the nine month period ended September 30, 2021, our operating expenses increased by approximately $1,744,000, compared to the nine month period ended September 30, 2021. The change was primarily due to rent, marketing, licensing fees, payroll fees, and IMHC operating expenses being included in the 2022 results, increasing by $770,000, $300,000, $279,000 $260,000 and $25,000, respectfully. These increases were driven by new sales office and facility rents, sponsoring efforts, product safety certification fees related to EV chargers, payroll, taxes and benefits related to new hires and the Acquisition completed in the third quarter of 2022.

Net Loss Available to Common Stockholders

During the nine month period ended September 30, 2021, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common stockholders of $139,000.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2022, the Company had cash and cash equivalents of $0.1 million and working capital of $2.7 million

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain valuation of inventories, valuation of long-lived assets, intangible assets, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of TOGI, of IMHC’s Current Report on Form 8-K relating to the Acquisition filed with the SEC on September 6, 2022.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a significant effect on our financial statements.

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

2.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes; and

3.	Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. Specifically, in connection with the classification of preferred shares as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
10.1	Form of Amendment to Securities Purchase Agreement. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed September 6, 2022.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 22, 2022

IMPERALIS HOLDING CORP.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)