Form 10-K
period 2022-12-31
IMPERALIS HOLDING CORP.
filed 2023-04-05
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,232,444 based on the closing sale price, as quoted on the Pink Open Market, of $0.10 per share. Such determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 172,694,837 shares of common stock outstanding as of April 3, 2023.

Documents incorporated by reference: None

IMPERALIS HOLDING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “approximate,” “might,” “budget,” “forecast,” “shall,” “project,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely matter or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “Commission” or the “SEC”), before making investment decisions regarding our common stock.

•	We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

•	Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

•	Our growth strategy through acquisitions and partnerships involves a significant degree of risk, and some of the companies that we have identified as acquisition targets or strategic partners may not have a developed business or are experiencing inefficiencies and losses.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, our business would be materially and adversely affected.

•	Our future results will depend on our ability to maintain and expand our existing sales channels and to put our marketing, business development and sales functions in place.

•	We depend upon a few major customers for most of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that any of them purchase from us, would significantly reduce our revenues.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could adversely affect our existing operations and future development.

•	Our technology is generally unpatented and others may seek to copy it.

•	The Covid-19 pandemic has negatively impacted the global economy and has impacted our supply chain for computer chips and other electronic components and material parts from vendors, particularly as a result of disruptions from the temporary suspension of operations in locations where components are manufactured or held for distribution.

•	We rely on charging station manufacturers and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.

•	We are dependent upon our and our contract manufacturers’ ability to timely procure electronic components.

•	Our future results will depend on our ability to establish, maintain and expand our manufacturers’ representative OEM relationships and our other relationships.

•	We depend on international operations for a substantial portion of our manufacturing components and products. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions.

•	We face intense industry competition, price erosion and product obsolescence, which could reduce our profitability, and many of our competitors are larger and have greater financial and other resources than we do.

•	As long as Ault maintains a significant interest in our company, your ability to influence matters requiring shareholder approval will be limited, and our historical financial information as a subsidiary of Ault may not be representative of our results as an independent public company.

•	The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the Pink Open Market (Current Information). There is currently only a limited trading market for our common stock and there can be no assurance as to the extent of the trading market that will develop following the Distribution (as hereinafter defined).

•	Until September 6, 2022, we were a shell company and stockholders cannot rely on the provisions of Rule 144 for the resale of their shares until certain additional conditions are met.

PART I

ITEM 1. BUSINESS

Overview

Imperalis Holding Corp. (“IMHC”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies (collectively, the “Company” or “TurnOnGreen”), is engaged in the design, development, manufacture and sale of highly engineered, feature-rich, high-grade power conversion and power system solutions for mission-critical applications and processes. For more than 50 years, Digital Power has been devoted to the perfection of power solution products that have enabled customer innovation in complex applications covering a wide range of industries. A natural outgrowth of its development of these power systems has been TOGT’s effort to apply the company’s proprietary core power technologies to optimizing the design and performance of electric vehicle (“EV”) charging solutions. TOGT began commercial sales of its product line of high-speed charging solutions in mid-2021. We believe that our charging solutions represent an entire generation of new chargers due to dramatic improvements in terms of size reduction in electronic circuitry and higher output density. We also believe that, by leveraging our experience and expertise in power conversion and generation, we can rapidly become a leader in the high growth EV charging solution market.

At Digital Power, we provide a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of our customers with the highest levels of efficiency, flexibility and scalability. We design, develop and manufacture custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. Our power products are highly adaptive and features digital power management and soft configurations to allow achieving the highest power efficiency and the best agility to meet the requirements of both our customers and our original equipment manufacturers (“OEMs”). In addition to our custom power system solutions, we also provide a wide range of industry-standard power products. These products include our AC/DC Open-Frame product series which are among the industry’s leading power switchers in terms of power efficiency deployed in highly compact form-factor, modular power series that supports configurable multiple DC outputs, high-power and high-voltage laser power supply designed to meet unique requirements of medical and dental and industrial pulsed energy systems, high-performance and high-power of data-center power supplies, semiconductor fab equipment power source supplies, wide-range of desktop power supplies and a full range of value added customized AC/DC and DC/DC ruggedized power supplies and system solutions.

Prior to the acquisition and related transactions described below, IMHC was deemed to be a shell company having previously engaged in diverse industries through three subsidiaries whose businesses were discontinued in 2020, and having no continuing operating business or revenues. TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.), a Delaware corporation (the “Parent” or “Ault”), which became a wholly owned subsidiary of IMHC on September 6, 2022, subsequently merged with and into IMHC, although we continue to refer to the Company as TurnOnGreen.

IMHC was incorporated in Nevada on April 5, 2005 and is a subsidiary of Ault and currently operates as a reporting segment of Ault. The principal executive offices of TurnOnGreen are located at 1421 McCarthy Blvd., Milpitas, California 95035, its telephone number is (510) 657-2635 and its corporate website is at www.turnongreen.com.

Recapitalization and Reorganization

On March 20, 2022, Ault and IMHC entered into a Securities Purchase Agreement (the “Agreement”) with TOGI. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to IMHC all of the outstanding shares of common stock of TOGI held by the Parent in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the Common Stock on an as-converted basis. On September 5, 2022, Ault, IMHC and TOGI entered into an amendment to the Agreement (the “Amendment”), pursuant to which IMHC agreed to (i) use commercially reasonable efforts to effectuate a distribution by the Parent of 140,000,000 shares of common stock beneficially owned by the Parent (the “Distribution”) and, (ii) to issue to Parent warrants to purchase an equivalent number of shares of common stock to be issued in the Distribution (the “Warrants”).

Immediately following the Acquisition, TOGI became a wholly owned subsidiary of IMHC, and subsequent thereto, TOGI was merged with and into IMHC, pursuant to which TOGI ceased to exist. The acquisition was treated as an asset acquisition and the equity of the Company was retroactively restated for the conversion of 1,000 shares for 25,000 shares of preferred stock upon completion of the Acquisition.

As of September 6, 2022, we were no longer a shell company under Rule 405 of the Securities Act. However, because we have been a shell company, a person selling restricted or controlled securities may not use Rule 144 unless certain conditions have been met. Rule 144(i) provides that Rule 144 may only become available for the resale of securities by a person selling restricted or control securities that were originally issued by a shell company if certain conditions are met. These conditions are: (a) that the issuer is no longer a shell company; (b) that the issuer is an SEC reporting company; (c) that the issuer has filed all required reports during the preceding 12 months; and (d) has filed current Form 10 information with the SEC reflecting that it is no longer a shell company.

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

As a result of the Acquisition, prior period shares and per share amounts appearing in the accompanying consolidated financial statements have not been adjusted until the date of the Acquisition as a part of the net assets acquired.

As part of the Acquisition, the Company acquired a convertible note from Ault Lending, LLC (“Ault Lending”), a wholly owned subsidiary of the Parent, in the principal amount of $102,000. The convertible note accrued interest at 10% per annum, was due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, was convertible into shares of the Company’s common stock at Ault Lending’s option at a conversion price of $0.01 per share. On October 12, 2022, Ault Lending converted the principal and accrued interest on the note into 10,990,142 shares of the Company's common stock, in the aggregate amount of $109,901.

Our EV Charging Solutions

We recently formed TOGT, following more than two years of engineering design and product prototypes, to provide EV drivers of all types with easy access to convenient, reliable and high-speed EV charging solutions. TOGT offers Level 2 AC charging infrastructure for use in single family homes, multi-family unit developments, parking garages and lots, commercial retail properties and fleet environments. TOGT provides Level 3 DC fast charger infrastructure for high traffic, high density urban, suburban, exurban locations, and portable microgrid charging infrastructure. Prior to August 2021, Digital Power operated the EV business presently conducted by TOGT. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs globally. With more than 50 years of expertise in power technology, we provide EV charging solutions to enable the eMobility of tomorrow. Our innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 30 minutes. We provide a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and a Level 3 DC fast charging product line compatible with the Combined Charging System (“CCS”) standard and the CHArge de MOve (“CHAdeMO”) standard.

Our network is capable of natively charging (i.e., charging without an adapter) all EV models and supports all charging standards currently available in the United States. Our network can serve a wide variety of private, retail, commercial and fleet customers. Our charging systems maintain the highest standards in the market and are backed by an internationally recognized certificate of safety and performance. We anticipate rapid growth in the number of EVs in North America, and we intend to expand our network of charging stations to accommodate this growth while prioritizing development of locations with favorable traffic and utilization characteristics.

2

Below are renderings of our EV charging products and related services:

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

Our Products and Markets

Power System Products and Technology

Power System Solutions. At Digital Power, we provide a comprehensive range of highly integrated power systems designed to meet the diverse and precise needs of our customers. We offer high-performance power systems to achieve the highest levels of efficiency, flexibility, and scalability for customers that require innovative technologies and customized solutions for critical applications and life-saving services. We design, develop, and manufacture custom power systems to meet performance and/or form factor requirements that cannot be met with standard products. These power system solutions are designed to function reliably in the harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial equipment to medical instrumentation. We use integrated circuits and digital signal processor technology in our products, including with respect to our customized firmware. Our products are highly adaptive and feature soft configurations that in order to meet the requirements of both our customers and our OEMs.

Our power system solutions include wide range of power switchers and power conversions products including but not limited to open-frame, Compact PCI, board-mount, rackmount, desktop, capacity charger, modular and custom power series. Our power conversion technology produces the highest industry power conversion efficiency result in the smallest form-factor and high-performance AC/DC power switchers and DC/DC power conversion products. These power switching products incorporate active power factor correction (“PFC”) and universal AC input, making them ideal for a range of global applications. Our products are being used in mission critical applications, lifesaving services in diverse markets including defense & aerospace, medical, telecommunications and industrial where high reliability, high efficiency and advance features are required while operating in harsh environment.

In most cases, when our customers contract with us to develop custom power solutions, these contracts will include two folds; non-recurring engineering (“NRE”) to charge our customers for custom product development and ii, multi-year, high-volume production and product sale contract of such custom developed product. These contracts result with high-margin, low competition and multi-years accurate sales plan while reducing our manufacturing costs. Although our customers pay for NRE, we maintain our intellectual property (“IP”) of the product we designed to allow us to secure the sale of such custom products through the lifetime of our customers customized application. We believe that this business model provides an incentive to our customers to be committed for long lifetime, ongoing and high-volume products’ orders.

Power Technology for High-Grade Power Products. We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation of digital power management improving power efficiently and customization of the product. It includes digital signal processor (“DSP”) controls for the power factor correction (“PFC”) and DC to DC conversing. The advanced power technology used in our products includes synchronous rectifiers, two-phase PFC, power management integrated circuits (“ICs”) and features such as hot plug capacity and intelligent current sharing. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages, unique status and control signals and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

For example, our board mount converters are ideal for a range of consumer electronics, medical applications and industrial control applications. These AC/DC and DC/DC power supplies range from 10 to 9,000 watts, with operating temperatures from -40 to +85 degrees Celsius and include universal AC input and/or wide range of DC inputs that are widely used by our defense and aerospace customers and for uninterruptible power supplies (“UPS”) applications.

Value-Added Services. We also offer a range of AC/DC and DC/DC products that provide value to our customers due to the configuration we provide to fit each customer’s specific needs, which often require multiple voltage outputs. These custom products illustrate the benefits and flexibility of our modular approach to offer higher performance, higher power densities, lower costs and faster delivery than many competitive offerings. Our configurable products typically are used in a wide range of distributed power architecture implementations in defense and aerospace electronic systems, industrial and telecommunication applications, as well as medical and healthcare instrumentation and equipment. Such configurable products include our capacitor charger supplies, which support out powers from 50 watts to 9,000 watts, with configurable voltages from 500 volts to 3,000 volts.

Power System Markets

We sell our power systems as integrated solutions to our diverse customers for a wide range of applications in the global markets and sectors we serve, including medical and healthcare, defense and aerospace, and industrial and telecommunications. We also sell our products as stand-alone products to our commercial customers and, most recently, we have started to roll out our EV charger products to consumers. Our current commercial customer base consists of approximately 220 companies, which are served through our direct sales groups and our strategic partner channels. Our power supply products and related services sold through Digital Power accounted for all of our revenues in the years ended December 31, 2022, and 2021. During these time periods, approximately 87.3% and 87.6% of our revenues, respectively, were generated from customers located in North America. During the year ended December 31, 2022, revenues from Europe accounted for approximately 2.0% of our revenues and did not exceed 10% of our revenues in prior periods. The key industries for our products include:

Medical and Healthcare. Our power solutions are ideal for healthcare and medical applications that require a high level of reliability and performance due to their quality, output power and high-power density. Our power supplies meet the rigorous medical safety requirements and major industrial safety standards related to such products to major industrial safety standards, including the EN60601-1 safety standard and the 4th Edition EMC compliance requirements, and help medical device and system manufacturers speed compliance testing of their own products. Our qualification testing facilities are also approved by various safety agencies to test and qualify power products to be used in medical devices. We have obtained the medical quality management systems ISO 13485 certification to support rigorous design requirements and high-quality manufacturing of our medical power systems. Our medical power products help OEMs minimize the risk of encountering unexpected development problems outside of their own areas of expertise. The typical applications for our power products in the medical and healthcare industry include portable oxygen concentrators, patient monitoring systems, pulsed lasers drivers for dental and surgical treatment, DNA sequencers, medical beds and ultrasounds. Revenues from the medical and healthcare industry accounted for approximately 22% and 32% of all revenues received from our power supply products for the years ended December 31, 2022, and 2021, respectively.

Defense and Aerospace. We offer a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, we have been providing rugged COTS products and custom power solutions designed end-to-end for military and aerospace applications. We offer a wide variety of units designed to comply with the most demanding United States and international MIL-STDs. Our military products meet all relevant military standards in accordance with the Defense Standardization Program Policies and Procedures. This includes specifications related to space, weight, output power, electromagnetic compatibility, power density and multiple output requirements, all of which we meet due to decades of experience held by our engineering teams. Certain of our products that are specifically designed, modified, configured or adapted for military systems are subject to the United States ITAR, which are administered by the U.S. Department of State. We obtain required export licenses for any exports subject to ITAR. Our defense manufacturing facilities are compliant with the international Quality Management System standard for the AS&D AS9100.

The typical applications for our power products in the defense and aerospace industry include mobile and ground communications, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar arrays power source, tactical gyro position and navigation systems and active protection of tactical vehicles. Revenues from the defense and aerospace industry accounted for approximately 30% and 22% of all revenues received from our power supply products for the years ended December 31, 2022, and 2021, respectively.

Industrial and Telecommunications. We build products for custom and standard applications used in industrial and telecommunication markets and set the standard in flexibility, efficiency and reliability. Our compact, high-density and flexible power supplies and power converters allow optimal performance, boost functionality and decrease costs. Due to the breadth of our experience, our products have proven to easily meet stringent design requirements. Our industrial power solutions are designed to stand up to the extreme temperatures, input surges, vibration and shock found through uses such as industrial automation, material handling, industrial lasers, robotics, agriculture, oil, and gas, mining and outdoor applications. Our technology is designed for superior thermal management, reliability, EMI/EMC specifications and power density, with rugged performance that is typically unavailable in standard power supplies. The typical applications for our power products in the industrial and telecommunications industry include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, datacenter computing and turbomachinery control solutions. Revenues from the industrial and telecommunications industry accounted for approximately 48% and 46% of all revenues received from our power supply products for the years ended December 31, 2022 and 2021, respectively.

The EV Charging Industry and Trends

The market for BEVs and HEVs has experienced significant growth in the past five years, and we believe that growth will increase dramatically over the next five years. As the economic and environmental costs of fossil fuel burning automobiles increases each year, consumer demand for vehicles with greater fuel efficiency, greater performance and with lower or no environmental emissions has also increased. With a variety of federal, state and municipal incentive programs for both EV drivers and electric vehicle supply equipment (“EVSE”) infrastructure construction, we anticipate a significant increase in the demand for BEVs and HEV charging solutions at home, work and in public.

We believe that the industry trends for sustained growth are favorable for us. Multiple states and municipalities have set ambitious Zero Emission Vehicle goals for the next ten years. In order to meet these goals, mandates for EV sales have been established by states like California, New York, Oregon, Washington and others.  While at the same time, oil and gas prices continue to rise, EV battery technology continues to improve and become more affordable. The average consumer cost to acquire an EV declined 13.5% from 2018 to 2019 and continues to fall as more automobile manufacturers introduce new EV models to the market each year, notwithstanding the fact that EVs are generally remain more expensive than ICE automobiles.

Automobile and battery manufacturers have substantially increased their efforts to offer EVs at a wider range of price points and to develop batteries with higher efficiencies and lower costs. According to Reuters, more than $300 billion has been invested or is committed for investment in the next five to ten years by global automobile OEMs. These investments will expand and put into mass production the EV offerings and associated technologies from such OEMs and optimize the global EV supply chain. Efforts to date by OEMs have already lowered the upfront costs of EVs, and we expect further price reductions over the next several model years. Bloomberg New Energy Finance estimates that most EVs will reach upfront cost parity with ICE vehicles by 2023 on an unsubsidized basis. As measured in terms of total cost of ownership (“TCO”), certain classes of EVs already are at or below parity with their ICE counterparts. As overall EV costs decline, more car makes, and models will reach TCO parity with their ICE equivalents and the TCO advantage for other types of EVs will expand. According to the Electric Drive Transportation Association, sales of plug-in vehicles since introduction to the market in 2010 is over 500,000 and according to a third-party research firm, sales are expected to grow by a factor of 12 to over 4,000,000 in 2025. The cost to maintain an EV is half of what it costs to maintain an ICE automobile. The cost to add 200 miles of range to an ICE car is roughly twice the cost of its all-electric counterpart. As multiple market conditions are favorable for growth, we believe that the number of EVs on the road in 2025 will exceed 4,000,000.

EV charging demand is a direct result of the number of EVs operating during a given period, miles traveled by such EVs and the efficiency of such EVs. The current market for fulfilling charging demand is bifurcated between Level 1 and Level 2 charging and high-powered Level 3 DC fast charging (“DCFC”) devices. The demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing and EV use cases (i.e., private ownership, rideshare, delivery and municipally owned fleets). Lower-powered Level 1 and Level 2 charging are primarily used by EV owners with access to home, workplace and “play” charging, and currently account for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC users primarily are drivers who need to charge away from home in central business districts, drivers who do not have access to home or workplace charging and high-mileage fleets that seek to minimize downtime and maximize miles traveled.

EV Charging Products

We formed TOGT in August 2021, following more than two years of engineering design and product prototypes, to provide EV drivers of all types with easy access to convenient, reliable and high-speed charging. We offer a Level 2 AC charging infrastructure for use in single family homes, multi-family unit developments, commercial retail properties and fleet environments. TOGT provides Level 3 DC fast charger infrastructure for high traffic, high density urban, suburban, exurban locations, and portable microgrid charging infrastructure. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs globally. With more than 50 years of expertise in power technology, we provide EV charging solutions to enable the eMobility of tomorrow. Our innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 30 minutes. We provide a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and a Level 3 DC fast charging product line compatible with the Combined Charging System Type 1 (“CCS1”) standard and the CHAdeMO standard.

The final barrier to widespread BEV and HEV adoption is the lack of EV charging infrastructure. We believe that the demand for EV charging is increasing each day. Utility companies are upgrading their grid infrastructure in preparation for the increased demand. We expect the demand from businesses, municipalities and individuals to outpace supply over the next five years, creating a highly favorable environment for EVSE companies. We therefore intend to generate revenues with TOGT primarily through the sale of networked charging hardware, combined with cloud-based services that provide consumers with the ability to locate, reserve, authenticate and transact EV charging sessions including charging for used energy, which we refer to as our TOG Network or TOG Network Services. TOG Network Services, and an optional extended warranty, are billed as an annual subscription, and access to the network is available through each of our commercial charging ports. We expect that the revenue contribution for recurring TOG Network or extended warranty sales will equal the revenue contribution from one-time EV700, EVP700, EV1100 and EVP1100 charger sales for commercial use after approximately five years. TOGT also offers a hardware portfolio powered by software, which cannot be accessed without a TOG Network charger-as-a-service (CaaS) subscription.

With a shared mission to do our part to fight climate change, our team strives to bring to established and emerging markets innovative solutions that provide value for the company and our stockholders. We provide green energy services to homeowners, business partners, and EV drivers, leveraging our highly efficient, flexible, and software-managed technologies to meet their needs for reliable and customized energy saving services. We benefit from newer technologies and by learning from the experience of our competition to offer smarter and better product and services to our markets.

Level 2 Charging Solutions for Single and Multi-Family Homes

Our Level 2 EV charging solutions for in-home usage feature the EV700, which is an ENERGY STAR certified state-of-the-art, plug and play SMART home charger that allows the addition of up to 200 miles of range in less than 8 hours of charging. Compatible with most EVs on the road today, including Tesla, the EV700 is an affordable upgrade to a standard Level 1 charger. The slim, modern design of the EV700 is ideal for installation in most garages and outdoor charging locations and comes equipped with standard NEMA 6-50, or optional NEMA 14-50, inlet plugs and works with a standard 200-240V appliance outlet, making it ideal for residential use. Additional key features of the EV700 include the following:

•	Compatibility with all EVs. The SAE J1772 charging connector that comes with the EV700 ensures compatibility with virtually all EVs, including Tesla models with the SAE J1772 adapters that are typically included with a Tesla purchase.

•	Savings with Every Charge. SMART features allow users to schedule charging an EV during off-peak hours using the EV700 Application on their iPhone or Android Phone. The EV700 can add more than 200 miles of range overnight at an optimal cost.

•	Restrict Access in Public Areas. The EV700 can be passcode protected, so only the unit owner or authorized user can initiate a charging session by entering the code on the LCD touch screen or by using the EV700 APP. This feature was added to address the needs of multi-family unit dwellers, hotels and home rental companies.

•	SMART RFID Programmable. The EV700 can be activated using the RFID cards that are included with the unit. Additional RFID cards can be programmed by the unit owner to initiate a charge.

•	All-Weather Design. The rugged metal, all-weather enclosure of the EV700 makes it the ideal smart charger for year-round, indoor and outdoor use.

Level 2 EV Charging Solutions for Businesses

We offer the TOG EVP700 and EVP1100 series of Level 2 EV SMART charging stations for deployment on public, commercial and private properties such as the workplace, multifamily units, hospitality, retail and municipalities. Our Level 2 commercial EV charging solutions support multiple users at the same time and offer operators the flexibility to set rates, send push notifications to drivers, and manage power settings. These networked charging units, which are eligible for city, state, federal and utility rebate programs, are built to last and provide businesses with an edge in attracting EV drivers. Our chargers are also tested and certified by Occupational Safety and Health Administration nationally recognized testing laboratories TÜV Rheinland and Underwriters Laboratories according to ANSI/UL standards and add up to 200 miles of range in 6 to 8 hours of charge time. Additional key features with respect to these products include:

•	Charging Speed. Our Level 2 chargers provide charging speeds up to nine times faster than Level 1 chargers.

•	Safety and Quality. These chargers are both durable and compact for usage in indoor and outdoor installations.

•	Compatibility. We provide a built-in SAE J1772 connector for compatibility with virtually all EVs.

•	Open Charge Point Protocol. We enable our customers to collect payments and manage charging activities via the open charge point protocol.

Level 3 DC Fast Charging Solutions for Commercial Use

Our Level 3 DC Fast Chargers are state-of-the-art EV charging units built for speed. The addition of up to 250 miles of range in a minimal charging time of minutes is ensured with unique air-cooling technology and dynamic power management options. Eligible for city, state and federal rebate programs and compatible with most EVs on the road today, our Level 3 DC Fast Chargers can take an EV battery charge to 80% in less than 30 minutes on average.

Our Level 3 DC Fast Chargers were developed for commercial properties that include car rental locations, auto dealerships, hotels, grocery and convenience stores, gas stations and other retail establishments. The Level 3 DC Fast Chargers support multiple users at the same time and offer operators the flexibility to set rates, manage power settings, and generate revenue through charging and advertisements. Additional key features with respect to the Level 3 DC Fast Chargers include:

•	All-Weather Design. The rugged metal all-weather enclosure makes the Level 3 DC Fast Chargers ideal for year-round use.

•	Charging Speeds. The Level 3 DC Fast Chargers are capable of charging an EV to 80% in less than 30 minutes on average, which is up to 16x faster than a 7kW Level 2 charger.

•	Dual Charging Ports. The Level 3 DC Fast chargers allow up to two EVs to be charged simultaneously with up to 180kW per charging port.

•	Open Charge Point Protocol. Our customers can view earnings and manage machines using the TurnOnGreen Dashboard that is accessible upon purchase.

•	Compatibility. We offer both CHAdeMO and CSS1 connectors in any configuration combination to ensure compatibility with virtually all EVs, including Tesla models through use of the appropriate CHAdeMO or CCS1 to Tesla adaptor.

DC/AC Hybrid DC/AC Fast Charger

The TurnOnGreen AC/DC Hybrid is a cutting-edge EV charging station that produces both DC and AC charges. Designed for mixed fleet application, such as school bus depots or car rental depots, it includes up to two Level 3 DC charging ports compatible with both CCS1 and CHAdeMO standards, and Level 2 AC charging ports compatible with the SAE J1772 standard. These products offer a unique air-cooling technology and dynamic power management system to deliver a state-of-the-art charging experience. The AC/DC Hybrid is also compatible with most EV models on the road today and can charge an EV battery from 20% to 80% in less than 30 minutes of charging time. Additional key features include:

•	All-Weather Design. The rugged metal all-weather enclosure of the AC/DC Hybrid chargers makes the products ideal for year-round outdoor use.

•	Dual Charging Formats. The AC/DC Hybrid chargers enable customers simultaneously to charge electrical vehicles utilizing the high power Level 3 DC fast charging ports as well as the Level 2 AC charging port.

•	Charging Speeds. The DC fast charging port can add 150 miles of range or even more in less than 30 minutes and the Level 2 charging port can add up to 40 of range miles in one hour on average.

•	Open Charge Point Protocol. As is the case with the Level 3 DC Fast Chargers, AC/DC Hybrid consumers may view earnings and manage machines using the TurnOnGreen Dashboard.

•	Compatibility. SAE J1772, CCS1 and CHAdeMO charging connectors are available with each charging station to ensure compatibility with virtually all EVs, including Tesla models with the appropriate CHAdeMO or CCS1 to Tesla adaptor.

EV Charging Revenue Model

EV Hardware Unit Sales. We recognize revenues through the sale of our charging solutions in the form of hardware sales, extended warranty purchases and recurring network subscriptions. We intend to employ various business models with customers for our EV charging unit sales based on which party bears the costs of installation, equipment and maintenance, and the relative percentages of the continuing, long-term revenue-sharing arrangement.

OEM Charging and Related Services. Through discussions with OEM partners, we are pioneering innovative revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and provisioning charging services for EV drivers. We are working with OEMs and their distribution networks to provide charging residential hardware and home installation services to drivers who have purchased or leased EVs who can also access our public network of chargers. This approach is designed to expand our residential and commercial charging infrastructure and to provide related services. We view our OEM relationships as a core customer-acquisition channel.

Retail Charging. We intend to sell electricity directly to EV drivers who access our publicly available networked chargers. We offer various pricing plans for customers. Drivers have the choice of charging either as members (with monthly fees and reduced per-minute pricing) through a subscription service, or as non-members. Drivers locate chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases that license charger location information from us. We aim to install our chargers in parking spaces owned or leased by commercial or public entity site hosts that desire to provide our charging services at their locations. Commercial suite hosts include hotels, museums, wineries, retail centers, offices, medical complexes, airports and convenience stores. We believe that our offerings are well aligned with the goals of site hosts, as many commercial businesses increasingly view our charging capabilities as essential to attracting tenants, employees, customers and visitors, and to achieving sustainability goals. Site hosts will generally be able to obtain these benefits at no cost when partnering with us, as we are responsible for the installation and operation of chargers located on site host properties. In many cases, site hosts will earn additional revenue from license payments made by us in exchange for use of the sites.

Commercial Charging. High volume fleet customers, such as delivery services, auto dealerships, and rental car locations can install our charging infrastructure at selected locations as well as use our public network for opportunity charging when in transit. Pricing for charging services is to be negotiated directly between us and the fleet owner based on business needs and usage patterns of the fleet, and we will typically contract with and bill the fleet owner directly rather than the individual fleet drivers who utilize our chargers. Access to our public network enables fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals while avoiding direct capital investments in charging infrastructure or the incurrence of operating costs associated with charging equipment.

Subscription Plans. We offer network subscription plans that provide end-users with access to a variety of network features, including an interactive online dashboard, remote charger management, end-user fee setting, energy consumption and revenue collection metrics, 24/7 monitoring, 4G cellular network or WIFI connectivity, power management and over-the-air firmware updates. Our subscription plans vary in length and cost based on the location and the type of EV chargers being installed at the particular location. The length of our subscriptions range from one year to ten years. Our end-users are billed on an annual basis, and the cost of our subscriptions range from $200 to $420 per year per charging port.

TOG Management App and Dashboard

Our TOG Software Platform as a Service (“PaaS”) is a comprehensive eMobility charging station management system used for managing our charging supply equipment and network charging services. We enable EV drivers to easily manage their charging services, locate and access EV charging stations and pay for EV charging. We also provide custom mobile apps and a desktop dashboard, creating custom experiences for our users and partners. Our innovative application programming interface platform unlocks access to scalable EV charging features, such as the ability to push relevant coupons to drivers when they plug in, the ability to tie charging to loyalty programs, and the ability to submit proof-of-use information for rebates from state and utility programs. Additional key features related to our management system include:

•	Energy Cost Optimization. Our customers can manage the duration of the charge in order to control energy costs, avoid demand surcharges and take advantage of the lowest energy charges.

•	Simplification of Operations. Our management system simplifies the deployment, management and optimization of charging for fleet operations.

•	Usage Tracking. Through our management system, customers can consolidate transaction history, including mobile app sessions, Text & Go sessions, RFID sessions, near field communication (NFC) sessions and a cloud-based payment gateway sessions.

•	Dynamic load balancing. Hardware-agnostic electric vehicle energy management system (“EVEMS”) based on group of chargers, and vehicle priority. The EVEMS allows installation of group of chargers on a limited electrical service feature automatic current adjustment based on the number of vehicles plugged into a group of chargers.

•	EV chargers Deployment. Control all deployed networked EV chargers from central hub enabling integrate essential EV charging data into our ERP system, managing revenue, users and energy outputs.

•	24/7 Customer Support. Human customer service agent is available 24/7 through the in-app messaging or toll-free number that is provided.

•	Remote Updates. The management system enables remote updates to hardware, firmware and features over the internet.

Our Growth Strategies

We sell our power products and charging solutions in the form of hardware, recurring network subscriptions, extended warranty purchases and related services. We will continue to optimize our operating model, combining high quality power and charging hardware and related services with appealing business models for our customers. We believe that this approach creates significant customer network effects and provides the potential for recurring revenue. Key elements of our growth strategies include:

•	Continue to Innovate and Enhance Our EV Products. While maintaining our core business of power system solutions for our existing markets, we intend to support the growth of the company by continuing to release advanced, new power technologies with respect to our eMobility network and EV charging infrastructures. Specifically, we intend to take advantage of a significant increase in eMobility market opportunities that we expect to see over the next five to ten years for our non-networked and networked Level 2 chargers and our high-power DC fast charging solutions. We intend to invest in EV charging station components for use in connection with installations of charging solutions at customer sites. We will expand our eMobility charging services through our TurnOnGreen Served (“TOGS”) PaaS for commercial and fleet customers and continue to design and develop innovative products and services leveraging our knowledge of power electronics technology and advanced charging network management.

•	Develop Our Strategic Partnership Network. In order to achieve our goals – particularly with respect to the rapid deployment of our EV charging products – we will evaluate and enter into strategic partnerships that facilitate our ability to bring best-in-class solutions to a wider network of EV drivers than we would be able to reach on our own. Since the launch of TOGI, we have entered into several strategic agreements, including (i) Tesco Solutions LLC an Indiana based construction firm, (ii) Unique Electric Solutions, a New York based firm focused on re-powering school bus fleets, (iii) Best Western International, Inc. (“BWI”), a global network of hotels and resorts, headquartered in Phoenix, AZ, which includes more than 2,000 hotels in North America, (iv) CED National Accounts, headquartered in Irvine, CA, which provides turnkey solutions for EV chargers field deployment including site design, permitting, construction and installation, (v) Sunrise Hills Commercial, an association owns the facility used by the Tuolumne County Transportation Council of which support deployment of EV charger throughout the Tuolumne County and the Seaira corridor, and (vi) with EV-olution Charging Systems, a Canadian based EVSE distributor.

•	Expand within Existing Customers. We are focused on maintaining our customer retention model, which encourages existing customers to increase their utilization of our products and to renew their subscriptions due to the expansion of our network. We expect additional growth to result from the breadth of ecosystem integrations that are enabled through our TurnOnGreen Network. This eMobility network would integrate platforms such as in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards and residential utility programs.

•	Make Opportunistic Investments in Marketing. We intend to continue to aggressively market and sell our core power products through our existing domestic and international markets, with an emphasis on the North American market. We also intend to generate revenues by our eMobility charging services through various partnership and business models to reach new customers, in each case coordinated through our dedicated sales groups.

•	Pursue Strategic Business Acquisitions for Growth. Through selective acquisitions of, or investments in, complementary businesses, products, services and technologies in the power system solutions and EV charging industries, we aim to broaden our existing product and technology base, build on our long-standing industry relationships and enhance our ability to penetrate new markets. Along with our controlling stockholder, we are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies. We currently have no commitments or agreements with respect to any such acquisitions or investments.

•	Cooperative Partnerships with Site Hosts. Partnering with commercial property owners to expand public charging infrastructure is a key driver of revenue for the company. Working with select hotels, golf courses, museums, hospitals, universities, and other high volume long dwell time EV destinations through revenue sharing agreements, we offer to fund and build the EV charging infrastructure while operating the EV chargers and retaining the majority of the revenue generated through energy use sales for a contracted period of time. Under the cooperative model, the company can recoup infrastructure costs through grant and rebate programs, energy sales, and or the sale of carbon credits generated through the use of accredited machines.

Sales and Markets

We sell and market our products through a variety of sales channels. Our direct sales groups are dedicated to developing commercial and fleet sales in well-defined customer segments in specific geographic regions. Our channel partners, which include independent manufacturer representatives and distributors focus on e-commerce and business-to-business sales.  Our sales and marketing efforts target specific verticals and territories that we believe will have the highest demand for EVSE over the forthcoming five to ten year period. Our segment-based sales strategy focuses on regional priorities where demand is highest, strategic partnerships in commercial real estate development and business development projects that provide ongoing revenue to EV owners.

We have an internal marketing team that has built a digital and social media marketing program to increase brand awareness, product promotion and product sales. We have a variety of digital assets that can be easily shared across multiple platforms to help us scale sales quickly. We plan to market directly to consumers through our software applications, e-commerce platforms and digital advertising campaigns. We will also work across channels to help our distribution partners market our products and services by utilizing their ecommerce and social platforms.

Revenues of approximately $5.2 million and $5.3 million or 94% and 99.7%, of total revenues were attributable to power electronics products under various OEM agreements for the years ended December 31, 2022, and 2021, respectively. One customer accounted for more than 10% of our total revenues for the year ended 2022 and two customers accounted for more than 10% for the year ended 2021.

Manufacturing and Supplies

Consistent with our strategy of focusing on custom designed, high-grade, flexible and configurable products to support our diverse applications in the markets we serve, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturer partners. These partnerships give us access to new markets and benefit our production processes, which are designed for high-mix and fast-line-charge and take advantage of technologies such as electronically controlled operating instructions, automated pick and place, automatic optical inspection and automatic testing. To achieve our high-quality and low-cost manufacturing goals with labor-intensive products, we have entered into strategic manufacturing agreements with certain contract manufacturers in the United States and Asia.

We strive to bring low cost and fast delivery production to our customers in a way that limits the impact on the natural environment. Our Asia manufacturing capabilities have provided the opportunity to not only sell but also manufacture high quality, energy efficient power systems for our global customers, with recognized standards, that we control and audit. We demonstrate through our manufacturing partners our attitude to the environment by holding our partners accountable for certain environmental-friendly standards for their manufacturing facilities. We are also continually improving our internal processes and monitoring the processes of our contract manufacturers to ensure the highest quality and consistent manufacturing of our power product solutions so that our customers can use our products right out of the box. Customer specific testing services are offered with custom designed test standards to simulate operation within our customer applications.

We are in compliance with international safety standards, which is critical for every application. By obtaining the ISO 9001 quality management system, we seek to offer total quality at every stage, from in-house design to manufacturing facilities around the world. Our contract manufacturing partners are also in compliance with such international safety standards and maintain the same ISO 9001 quality management system, as well as the ISO 14001 environmental management system, the ISO 13485 medical management system and the AS&D AS9100 quality management system. Such standards are the cornerstones of our integrated management system to drive continuous improvement of our product quality.

We maintain multiple sources of supply on all critical items and manage our purchasing commitments on a worldwide basis to leverage our purchasing strength. However, the Covid-19 pandemic could impact our supply chain for components we need for the products we sell, particularly as a result of mandatory shutdowns in locations where such components are manufactured or held for distribution.

Product Design and Development

Our product design and development efforts are primarily directed toward developing new products in conjunction with our strategy of continuing to introduce advanced product solutions for the markets we serve and to expand our business into emerging markets based on our disruptive power technology.

Our engineering groups are strategically located around the world to facilitate communication with, and access to, our worldwide customer base and manufacturing facilities. This collaborative approach facilitates partnerships with customers for technical development efforts and enables us to develop technological products that support complex and evolving markets such as eMobility, cloud computing, military and aerospace. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products designed for rapid deployment. We also sponsor memberships in technical organizations that allow our engineers to participate in developing standards for emerging technologies. We believe that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as to position us among industry leaders in new product development.

Our internal product design and development programs have also been augmented by third party development programs with engineering partners to achieve the best technological and product design results for specific customer product applications. In June 2021, we entered into a partnership agreement with ChargeLab, Inc. to design, build and publish cross-platform mobile experiences for residential and commercial end-users of our EV chargers. Under this agreement, ChargeLab will support us in the pre-production stage of our EV charging products by performing testing sessions to ensure and validate solid firmware compliance with the Open Charge Point Protocol.

When required, we modify standard products to meet specific customer requirements. Such modifications include, but are not limited to, redesigning commercial products to meet MIL-STD requirements for military applications based on COTS products and to meet other customized product requirements. We continually seek to improve our product power density, adaptability and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC controlled digital signal processors, customized firmware and improved electromagnetic interference (“EMI”) filtering. We also continue to attempt to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio through our engineering integrating laboratory located in California.

The development of our new custom and emerging product solutions is driven by our ability to provide our customers with advanced technologies that meet their product needs within a short turnaround time at a competitive price point. We believe that we are successfully executing our strategic account focus, as evidenced by the award of second and third generation product development contracts from some of our customers. In addition, our standard contract for custom power solutions includes a multi-year high-volume production forecast that could allow us to secure long-term production guarantees while providing an environment that promotes the development of our IP portfolio.

Product design and development expenditures were approximately $0.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The significant increase in product design and development in the most recent period was due to costs incurred related to the development of our EV charging products.

Key Design Consideration for Safety Compliance

TOG’s EVSE product line (product) complies with several safety requirements and regulations to ensure electric safety and prevent hazardous accidents, in which safety requirements for the EV supply equipment and the EV battery. To facilitate the safety requirements in our EVSE product line, key requirements of electrical safety are presented. These crucial design rules implemented in our products including functional requirements, constructional requirements, personal protection against electric shock, insulation coordination, electromagnetic compatibility and charging control were implemented to fulfil the electrical safety completely.

To meet national and international safety standards requirements, we use step design methodology including product design review, product testing, approval, certificate, and listing. To obtain the safety certification for our EVSE product, we designed the product to by compliance with the safety requirements and standards for North America. The major standards reflected in our EVSE product are listed below:

•	UL 2202 - Electric Vehicle Charging System Equipment (AC to DC)

•	UL 2594 - Electric Vehicle Supply Equipment (AC to AC)

•	UL 9741 - Bidirectional Electric Vehicle (EV) Charging System Equipment

•	UL 2231-1 - Personnel Protection Systems for Electric Vehicle Supply Circuits – General Requirements

•	UL 2231-2 - Personnel Protection Systems for Electric Vehicle Supply Circuits – Protective Devices for Use in Charging Systems

•	UL 2251 - Electric Vehicle Plugs, Receptacles and Couplers

•	Electromagnetic compatibility (EMC) - Requirements FCC part 15 subpart B

•	National Electrical Code (NEC) Article 625 - Vehicle Charging System

Electric shock hazard, fire hazard and injury hazard are three major concerns for all EV charging systems address by the various standards. TOG corresponding design of our EVSE product considering these standard requirements to prevent above-mentioned hazards. To assure we design and manufacture safe charging equipment, we compliance with the major standards and we have implemented crucial design rules to meet these requirements for the different element of our EVSE product include construction of exterior and interior, personal protection against electric shock, insulation coordination, electromagnetic compatibility, charging control, and the like.

Competitive Strengths and Competition

We offer highly engineered, feature-rich, high-grade power conversion and power system solutions on a global scale. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

•	Custom-Made Products. We have designed our base model power system platform so that it can be quickly and economically adapted to the specific power needs of any hosting platform or OEM, which minimizes the time between customer consultation and delivery of the products.

•	Specialized Technical Expertise. We benefit from more than 50 years of expertise in power technologies and energy management. This has given us a wealth of experience in designing and manufacturing AC/DC power conversion solutions, and positions us to benefit from the ongoing transformation towards eMobility with smarter and greener EV charging infrastructure solutions.

•	Diverse Product and Customer Base and Revenue Streams. We have a diverse power supply product and customer base. With our growing EV charging solution segment, we will receive additional revenue streams through a range of different sources such as energy sales, hardware sales, network management services, advertising sales and energy services. We will also offer customers a variety of business model options, particularly with respect to our EV charging solution installation and maintenance services.

•	Minimal Non-Recurring Engineering Expenses. Our ability to seamlessly modify our base model power system platform to produce bespoke products for our customer needs results in minimal NRE expenses, meaning that we generally avoid charging our OEM customers for such NRE expenses.

•	Emphasis on Product Design Development Efforts. We have strategically deployed engineering groups around the world to facilitate communication with and access to our global customer base and manufacturing facilities. This enables us to develop cutting-edge products to support highly complex and evolving markets such as eMobility, cloud computing, military and aerospace.

We compete in two operating segments, power solutions and EV charging solutions.

Power Electronic Segment. Our competition in the power solutions industry includes many companies located throughout the world. Many of our competitors, including Bel Fuse, Artesyn Embedded Technologies, TDK-Lambda, Delta Electronics, Murata and Mean-Well Power Supplies, have greater fiscal and marketing resources and a more expansive geographic presence than we do. We also face competition from current and prospective customers who may decide to internally design and manufacture power supplies needed for their products. Further, certain larger OEMs tend to contract only with larger power supply manufacturers. We believe that our power system solutions and advanced technology are superior to our competitors’ power supplies based in part on our use of the latest power technology processing and controls, which make our power supplies highly customized and efficient. In addition, we believe the power-to-volume ratio makes our power solutions more compact compared to what is offered by our competitors and is suitable for custom infrastructures to meet our customers’ requirements.

Notably, the flexibility of our power system products provides us with another advantage by employing an adjustable power range and a selectable number of output product design platforms. We believe that we are in a competitive position with our targeted customers that need a high-quality, compact product that can be readily modified to meet specific requirements. We have also designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM. This emphasis on flexibility has allowed us to provide samples of modified power systems to OEM customers only a few days after initial consultation. This is an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low NRE expenses, which allow us generally not to charge our OEM customers for NRE expenses related to tailoring a power system to a customer’s specific requirements. We believe that this approach gives us an additional advantage over our competitors, many of which charge their customers for NRE expenses.

Electrical Vehicle Supply Equipment and Network Segment. Our EVSE business segment competes directly with several companies in the North American market. We expect to face competition across multiple verticals in the future as demand for EVSE increases. The EV charging market has grown significantly over the past five years and can be divided into the three following macro segments:

•	Public open network Level 2 and Level 3 charging;

•	Commercial fleet closed network charging; and

•	Residential single and multi-family home charging.

Growth in the North American market has primarily been driven by a subset of companies including Tesla, ChargePoint, Blink Charging, EVGO, Electrify America, and Sema Connect. These companies primarily focus on the growth of public open network charging solutions but are increasingly diversifying into commercial and residential closed network sales. The EVSE competitive market is fragmented, and not necessarily aligned with the EV needs of tomorrow. As EVSE charging standards are established and the market is consolidated, we expect that the competitive landscape will favor our approach to market segmentation, strategic partnerships and product development. EV driver charging behavior indicates that residential and commercial closed network charging are the areas with the most potential for growth, as an estimated of 85% of EV drivers charge at home or at work.

The competitive landscape for closed network residential EVSE sales can be found in the ecommerce segment, where there are several product and class competitors that vary in size and market reach. This segment is primarily driven by purchasing decisions that are dictated by price, consumer reviews and product features. Competitors will likely consolidate in the future to establish larger open charging networks, cooperative relationships with OEM’s, and other EVSE product-based companies. As new alliances emerge in the market, EVSE manufactures that have greater market share, access to more dynamic and user-friendly software and hardware will put us at a competitive disadvantage. If we are slow to adapt to changing market conditions and EV innovations our growth will be limited, which would negatively affect our ability to scale business and operations.

Intellectual Property and Proprietary Technology

We rely on a combination of trade secrets, industry expertise, confidential procedures and contractual provisions to protect our intellectual property. Given the continuous updates and revisions that we are making to our products, we believe that the cost of obtaining patents would outweigh the benefits of doing so. However, we may seek to obtain patents in the future as we continue to develop unique core technologies.

We do not patent technology developed by us and we cannot be sure that others will not independently develop the same or similar technology or otherwise obtain access to our technology. To protect our rights in these areas, we require all employees, consultants and others who work for or with us to enter into confidentiality agreements. We cannot be sure, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other information in the event of any unauthorized use, misappropriation or disclosure.

We have a registered trademark with the United States Patent and Trademark Office and the International Register of Marks maintained under the Madrid Agreement and Protocol for “DP Digital Power Flexible Power”. In February 2021, we submitted an application for the trademark “TurnOnGreen, Inc.” to the United States Patent and Trademark Office. This application remains pending.

Currently we are not planning to apply for a protected patent for some of the products we have developed for EV charging supply equipment. However, we will maintain the IP of the proprietary products and solutions we developed for the eMobility market and some other adjacent markets. We periodically monitor for infringements on our intellectual property and have never encountered such an infringement. We do not believe that our lack of patents is material to our ongoing business.

Environmental Matters and Other Government Regulations

Our businesses are heavily regulated in most of our markets. We handle power electronics products mainly in the form of power conversion. We must take into account several standards for electronic safety to protect the health of humans and animals. We serve diverse markets including automotive, medical and healthcare, defense and aerospace, and industrial and telecommunications, each of which has its own set of their safety regulations and standards with which we must comply. Compliance with these laws has not been a material cost to us and has not had a material effect upon our capital expenditures, earnings or competitive position.

Environmental Matters. We are subject to various federal, state local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure that our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. Because we typically use third party manufacturing sources for our products, compliance with these laws has not been a material cost to us and has not had a material effect upon our capital expenditures, earnings or competitive position.

Government Contracts. The U.S. government and foreign governments may terminate any of our government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

Medical Device Power Supplies. Our medical power supplies must incorporate one or more means of protection (“MOP”) to avoid electrocution. A MOP can be safety insulation, a protective earth, a defined creepage distance, an air gap (clearance) or other protective impedance. These can be used in various combinations – having two MOPs means if one fails, there is another in place. We must comply with a standard that treats operators and patients, resulting in the classifications “means of operator protection” and “means of patient protection.” The latter requirements are more stringent because the patient may be physically connected via an AP and unconscious when the fault occurs.

Non-U.S. Sales. Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

Human Resources

As of March 20, 2023 we have approximately 20 full-time employees and two part-time employees, of whom two were in engineering, five in production, eight in customer support, sales and marketing and seven in general and administrative. Our employees are not covered by any collective bargaining agreements. We consider relations with our employees to be good.

We believe that we have been successful in attracting experienced and capable personnel. All of our employees have entered into agreements with our company or Ault requiring them not to disclose our proprietary information, assigning to us all rights to inventions made during their employment and prohibiting them from competing with us.

Backlog

As of December 31, 2022, and December 31, 2021, our backlog was approximately $4.4 million and $4.0 million, respectively, compared with $2.9 million as of December 31, 2020. Due to the nature of our manufacturing process and customer base, we purchase and ship products to our customers without experiencing a significant backlog and recognize revenue at a point in time when goods are transferred.

ITEM 1A. RISK FACTORS

Stockholders should be aware of certain risks related to the ownership of shares of our common stock including those set forth below.

Risks Related to the Company and Financial Condition

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

As of December 31, 2022, we had cash of $0.1 million and working capital of $0.7 million. We have incurred recurring losses, anticipate continuing losses, and reported losses available to common stockholders for the years ended December 31, 2022 and December 31, 2021 of $4.9 million and $1.8 million, respectively. In the past, we have financed our operations principally through investment by Ault, our current parent company. There can be no assurance that, even if our revenues increase, future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products may decrease, which would reduce our revenues and gross margins and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements.

Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

Our business model has evolved in the past and will continue to do so as we focus on our EV charging operating segment. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those services and product offerings. We intend to continue to try to offer additional types of products or services, including with respect to our EV charging products and services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

We will need, but may be unable to obtain, funding following the Distribution on satisfactory terms, which could dilute our stockholders and investors, or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, it is extremely unlikely that we will be able to generate any significant cash from our operating activities in the foreseeable future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt, which would have a material adverse effect on our business, prospects, financial condition and results of operations and we could lose our existing sources of funding and impair our ability to secure new sources of funding. You should not assume that Ault will support us financially in the future. There can be no assurance that we will be able to generate any further investor interest in our securities or other types of funding, in which case you would likely lose the entirety of the value of our shares that will be distributed to you.

Our acquisition growth strategy is subject to a significant degree of risk.

Our growth strategy through acquisitions involves a significant degree of risk. Some of the companies that we have identified as acquisition targets may not have a developed business or are experiencing inefficiencies and incur losses. Therefore, we may lose our investment in the event that these companies’ businesses do not develop as planned or that they are unable to achieve the anticipated cost efficiencies or reduction of losses.

Further, in order to implement our growth plan, we have hired additional staff and consultants to review potential investments and implement our plan. As a result, we have substantially increased our infrastructure and costs. If we fail to quickly find new companies that provide revenue to offset our costs, we will continue to experience losses. No assurance can be given that our product development and investments will produce sufficient revenues to offset these increases in expenditures.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by several inherent risks, including, without limitation, the following:

•	The possibility that senior management and/or management of future acquired companies terminate their employment prior to or shortly following our completion of integration;
•	difficulty of integrating acquired products, services or operations;
•	integration of new employees and management into our culture while maintaining focus on operating efficiently and providing consistent, high-quality goods and services;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	unanticipated issues with transferring customer relationships;
•	complexity associated with managing our combined company;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired; and
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unsuccessful in addressing any of these risks or other problems encountered in connection with any acquisition, many of which cannot be presently identified. If we fail to satisfactorily address them, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our business and operations are growing, and if we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and may continue to experience, growth in our operations. This has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

There is no assurance of successful expansion of operations.

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

We may be unable to successfully expand our production capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our goods. Assuming we obtain sufficient funding to increase our production capacity, any projects to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement any production upgrades. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could harm our financial condition.

If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

The markets in which we operate are characterized by technological changes. Such changes, including evolving industry standards, changes in customer requirements and new product introductions and enhancements, could render our products obsolete. Accordingly, we are required to constantly monitor and anticipate technological changes in our industry and develop new product offerings and technologies or adapt or modify our existing offerings and technologies to keep pace with technological advances in our industry and remain competitive.

Our ability to implement our business strategy and continue to grow our revenues will depend on a number of factors, including our continuing ability to:

•	identify emerging technological trends in our current and target markets;
•	identify additional uses for our existing technology to address customer needs in our current and future markets;
•	enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors; and
•	design, develop, manufacture, assemble, test, market and support new products and enhancements in a timely and cost-effective manner.

We believe that, to remain competitive in the future, we will need to continue to invest significant financial resources in developing new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal product design and development, strategic acquisitions and joint ventures or other arrangements. However, these efforts may be more costly than we anticipate and there can be no assurance that they will be successful.

To the extent our customers adopt such new technology in place of our products, the sales of our products may be adversely affected. Such competition may also increase pricing pressure for our products and adversely affect the revenues from such products.

Our future success depends upon our ability to develop, and market differentiated, leading-edge power conversion products for larger customers as well as off-grid power generation and distribution technologies, potentially contributing to lengthy product development and sales cycles that may result in significant expenditures before revenues are generated.

The power system industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, quickened product obsolescence, and price erosion for mature products, each of which could have an adverse effect on our results of operations. The development of new, innovative products is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. Although we have introduced many products over recent years, there can be no assurance we will be able to continue to develop and introduce new and improved products and power system concepts in a timely or efficient manner. Similarly, there can be no assurance that recently introduced or to be developed products will achieve customer acceptance.

Our future success depends substantially upon customer acceptance of our innovative products and services. As we have been in the early stages of market penetration for our EVSE infrastructure and eMobility service, we have experienced lengthy periods during which we have focused our product development efforts on the specific requirements of a limited number of large customers, followed by further periods of delay before meaningful purchase orders are received. As a result, we may incur significant product development expenses, as well as significant sales and marketing expenses, before we generate the related revenues for these products.

We cannot offer any assurance that the markets we currently serve will grow in the future, our power products, including EVSE infrastructure and services, will meet respective market requirements, or we can maintain adequate gross margins or operating profits in these markets.

Our future results will depend on our ability to maintain and expand our existing sales channels and to build out our marketing, business development and sales functions.

To grow our business, we must add new customers for our products in addition to retaining and increasing sales to our current customers. Currently, we have a limited sales force focused on establishing relationships with customers that we expect to expand over time. We have historically relied on key executives to drive growth through return business with existing customers. Building out marketing, business development and sales functions in all operating subsidiaries is critical to drive significant growth in line with our strategic plans. We plan to contract for marketing services to improve our websites, manage public relations and optimize our social media presence. Failure to recruit and retain the business development and sales personnel to execute on outreach and capture of new business, or the failure of those new hires or marketing services to perform as expected, will limit our ability to achieve our growth targets.

The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.

We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of our income. Our operating projections are currently contingent on our performance under our commercial contracts with, medical and healthcare, defense and aerospace, and industrial and telecommunications customers. We expect that a majority of our sales outside of our new eMobility market may continue to come from a concentrated number of commercial customers and OEM partners. We expect a substantial portion of our revenues in the near future to be from our eMobility market and as a result, to be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including their ability to develop a portfolio of EV charging infrastructure models and attract customers for those models. We may be unable to accomplish our business plan to diversify and expand our customer and OEM partner base by attracting a broad array of customers and OEM partners, which could negatively affect our business, results of operations and financial condition.

If our major OEM customers reduce or cancel their orders scaling back some of their activities, our revenues would be significantly reduced. Further, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result. We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry of current economic conditions.

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand. This industry is further characterized by intense competition and volatility. The OEMs serving this industry are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. Such demands may adversely affect our ability to successfully compete in certain markets or our ability to sustain our gross margins.

We anticipate growing international sales for a portion of our revenues, for which there can be no assurance.

Sales to customers outside of North America accounted for 20.3%, and 19.1% of revenues for the years ended December 31, 2022, and 2021, respectively, and we expect that international sales will represent an increasing portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable and currency restrictions.

Our backlog is subject to reduction and cancellation and unavailability of raw materials used in our products, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Many of the orders that comprise our backlog may be canceled by our customers, and we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Our failure to replace orders for canceled backlog or replace decreased backlog could negatively impact our revenues and results of operations. Further, disruption in the supply chain of electronic components and material parts used as raw materials in our products may affect our ability to manufacture products which could substantially reduce backlog.

Although we depend on sales of our legacy products for a meaningful portion of our revenues, these products are mature, and their sales will decline.

A relatively large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and successfully, develop, introduce, and sell new products such as custom design and value-added products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Amos Kohn, our Chief Executive Officer, Marcus Charuvastra, our President and Chief Revenue Officer, Douglas Gintz, our Chief Technology Officer, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Mr. Kohn and we may enter into employment agreements with Mr. Charuvastra and additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

If we are unable to identify, attract, train and retain qualified personnel, especially our design and technical personnel, our business and results of operations would be materially and adversely affected, and we may not be able to effectively execute our business strategy.

Our performance and future success largely depends on our continuing ability to identify, attract, train, retain and motivate qualified personnel, including our management, sales and marketing, finance and in particular our engineering, design and technical personnel. For example, we currently have a limited number of qualified personnel for the assembling and testing processes. We do not know whether we will be able to retain all these personnel as we continue to pursue our business strategy. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in our industry is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key engineering, design and technical personnel, or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our business, financial condition and operating results.

Our technology is generally unpatented, and others may seek to copy it.

We operate in an industry in which the ability to compete depends on the development or acquisition of proprietary technologies that must be protected to preserve the exclusive use of such technologies. We devote substantial resources to establish and protect our proprietary rights. This protection, however, may not prevent competitors from independently developing products similar or superior to our products. We may be unable to protect our IP that competitors could restrict or replicate, of which may have a material adverse effect on our competitive position. In addition, the intellectual property laws of foreign countries may not protect our rights to the same extent as those of the United States.

We generally do not patent technology developed by us and we cannot be sure that others will not independently develop the same or similar technology or otherwise obtain access to our technology. To protect our rights in these areas, we require all employees, consultants and others who work for or with us to enter into confidentiality agreements. We cannot be sure, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other information in the event of any unauthorized use, misappropriation or disclosure.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expenses to remediate.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing, components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the United States, the United Kingdom and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Risks Related to Our EV Charging Business and the EV Charging Industry

We are dependent upon our and our contract manufacturers’ ability to timely procure electronic components.

Because of the global economy, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic or mineral components, which may extend our production lead-time and our production costs. Some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently available materials. Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

In addition, most of our products are manufactured, assembled and tested by third party subcontractors and contract manufacturers located in Asia, and particularly China. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors, at these third parties could hurt our ability to manufacture our products.

We may not be able to procure necessary key components or raw materials, or we may purchase excess raw material inventory or unusable inventory, which increases the risk of reserve charges to reduce the value of any inventory deemed excess or obsolete, thereby reducing our profitability.

The power systems industry, and the electronics industry as a whole, can be subject to pronounced, lengthy business cycles and otherwise subject to sudden and sharp changes in demand. Our success is, in part, dependent on our ability to forecast and procure inventories of components and materials to match production schedules and customer delivery requirements. Many of our products require raw materials supplied by a limited number of vendors and, in some instances, a single vendor. During certain periods, key components or materials required to build our products may become unavailable in the timeframe required for us to meet our customers’ needs. Our inability to secure sufficient raw materials to manufacture products for our customers has reduced, in the past, our revenue and profitability and could do so again.

We may choose, and have chosen, to mitigate our inventory risks by increasing the levels of inventory for certain products, components and materials. Such increased inventory levels may increase the potential risk for excess or obsolete inventories, should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets, leading to order cancellation. If we identify excess inventory or determine certain inventory is obsolete (i.e., unusable), we likely will record additional inventory reserves (i.e., expenses representing the write-off of the excess or obsolete inventory), which could have an adverse effect on our gross margins and on our operating results.

We depend on international operators for a substantial portion of our components and products.

We purchase a substantial portion of our components from foreign manufacturers and have a substantial portion of our commercial products assembled, packaged and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results.

Although no assurance can be given that future disruptions will not occur, to date, we have not experienced any disruptions due to our reliance on foreign manufacturers. In the future, if any one of our foreign manufacturers experiences an extensive disruption in the production of the products that we need, we will have to pursue alternative plans of production, such as finding an alternative manufacturer to produce those products affected by such disruption. Alternative manufacturers that produce the products that we need do exist. Nonetheless, having to locate an alternative supplier may cause a material disruption in our ability to produce and supply products to our customers. If we have to pursue alternative plans of production, it could have a materially adverse effect on our business, financial condition, and operating results.

Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Since 2018, the United States has imposed tariffs on certain imports from China. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products manufactured in China and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations. As of the date of this form 10-K, tariffs have not materially adversely affected the purchase price of our products manufactured in China and imported into the United States.

Changes to fuel economy standards may negatively impact the EV market and thus the demand for our products and services.

As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Transit Safety Administration could impact California’s ability to set fuel economy standards that encourage the adoption of EVs and are followed by many other states. If any of the above causes or contributes to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect our business, operating results, financial condition and prospects.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect our financial results.

The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to lower the effective price of EVs and EV charging stations to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act, which includes thousands of dollars in tax credits and rebates for consumers who buy electric vehicles, install solar panels or make other energy-efficient upgrades to their homes. However, makers of EV’s may well increase their prices for such vehicles by an equal amount, thereby removing any benefit that a prospective customer may have been eligible to receive.

We also derive other revenue from regulatory credits. If government support of these credits declines, our ability to generate this other revenue in the future would be adversely affected. The availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. On August 25, 2022, the California Air Resources Board issued the Advanced Clean Cars II, a rule that establishes a year-by-year roadmap so that by 2035 100% of new cars and light trucks sold in California will be zero-emission vehicles, including plug-in hybrid electric vehicles. The regulation codifies the light-duty vehicle goals set out in the EO.

While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, our revenue from these credits would be adversely impacted.

Our business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.

We do not typically install charging stations at customer sites. These installations are often performed by our partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and frequently requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact our recognition of revenue in certain cases and/or impact customer relationships, either of which could impact our business and profitability.

Further, we may install charging stations at customer sites or manage contractors, primarily as part of offering customers a turnkey solution. Working with contractors may require us to obtain licenses or require us or our customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability or cause customers to become dissatisfied with the solutions we offer, and our overall reputation would be harmed.

If we fail to offer high-quality support to charging station owners and drivers, our business and reputation will suffer.

Once a customer has installed our charging stations and subscribed to our services, station owners and drivers will rely on us to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer support is important so station owners can provide charging services and drivers can receive reliable charging for their EVs. The importance of high-quality customer support will increase as we seek to expand our business and pursue new customers and geographies. If we do not quickly resolve issues and provide effective support, our ability to retain customers or sell additional products and services to existing customers could suffer and our brand and reputation could be harmed.

We rely on charging station manufacturing and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.

If we experience a significant increase in demand for our charging stations and services, or if we need to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine our ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers, or an interruption in their production, could have an adverse effect on our business, financial condition and operating results.

Moreover, the bi-directional EV charging station market as a whole is relatively new and charging station manufacturers are even more limited and requirements are evolving. Though we work with multiple vendors, it is likely that at the time a new product is launched, and new requirements are rolled out, we may rely on a single vendor. Certifications might also be delayed, as tests are not always available at the time of commercial launch. Certain of these requirements might at times apply to technology inside the vehicles, in which case such risks could also be pushed on the vehicle OEMs. To the extent we rely on a single supplier, the risks to us would be intensified.

Our future results are dependent on our ability to establish, maintain and expand our manufacturers’ representative OEM relationships and our other relationships.

We market and sell our products through domestic and international OEM relationships and other distribution channels, such as manufacturers’ representatives and distributors. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with manufacturers’ representatives and distributors to sell our products. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their, business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

We rely on third-party vendors and subcontractors for supply of components, assemblies, and services and, therefore, cannot control the availability or quality of such components, assemblies, and services. Any interruptions in goods provided by these third parties may impair our ability to support our customers.

We depend on third-party vendors and subcontractors to supply components, assemblies and services used to manufacture our products, some of which are supplied by a single vendor. We have experienced shortages of certain semiconductor and electronic components and delays in service delivery, have incurred additional and unexpected costs to address the shortages and delays, and have experienced our own delays in production and shipping.

If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to expand revenue, we likely will need to identify and qualify new suppliers and subcontractors to supplant or replace existing suppliers and subcontractors, which may be a time-consuming and expensive process. In addition, any qualification of new suppliers may require customers of our products utilizing products and services from new suppliers and service providers to undergo a re-qualification process. Such circumstances likely would lead to disruptions in our production, increased manufacturing costs, delays in shipping to our customers, and/or increases in prices paid to third parties for products and services.

We rely on a third-party partner to provide certain manufacturing steps associated with some of our proprietary processes to support our power products and solutions. This process, developed with the third-party partners, involves complex printed circuit board assembly, advanced environmental conditioning and accelerated testing performed on equipment developed by us or the third-party partners. An important, differentiating benefit of this proprietary process is that it does not generate problematic effluent, resulting in an environmentally safe approach to our products with minimal waste. We have entered into agreements with a third-party partner for production and transfer of technologies and process know-how, including the purchase of the enabling equipment developed by the third-party partner.

To date, we have successfully relied upon this third-party partner to perform these manufacturing steps, although we have experienced delivery delays associated with the third-party partner’s volume constraints. This experience caused us to accelerate our schedule for establishing our own high-volume capabilities in-house, modifying, in 2020, our construction plans to accommodate a dedicated, on-premises metal surface finishing facility. We expect to rely on our third-party partner for production requirements through the installation and qualification for production of our products. We also expect to rely on our third-party partner in the future for surge capacity requirements.

In the event one of our third-party vendors experiences a cybersecurity incident, we have taken steps to mitigate potential damages to our operations by diversifying our sources of supply to such an extent that we have the ability to move production of a product impacted by such cybersecurity incident to an alternative third-party vendor. Due to our diverse sources of supply, we do not believe that cybersecurity incidents at the third-party vendor level of our supply chain will have a material impact on our business. However, if our third-party partner experiences a cybersecurity incident, our operations related to manufacturing associated with some of our proprietary processes supporting our power products and solutions could be disrupted, or otherwise negatively affected. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, third-party supply unavailability could result in customer dissatisfaction, regulatory scrutiny and damage to our reputation and brand, and other consequences that could adversely affect our business.

We are dependent on information technology in our operations and the failure of such technology may adversely affect our business. Potential security breaches of our information technology systems, including cyber-attacks, could lead to liability or could damage our reputation and financial results.

Although no assurance can be given that future disruptions will not occur, to date we have not experienced problems with the operations of our current technology systems or the technology systems of third parties on which we rely. In the future, we may experience such problems, as well as with the development and deployment of new information technology systems, which could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

Information technology system and/or network disruptions could harm the company’s operations. Failure to effectively prevent, detect and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, unauthorized use or publication of our trade secrets and confidential business information, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales, reduction in value of our investment in research and development, among other costs to the company. Although we have not experienced any attempts to gain unauthorized access to our information technology systems on which we maintain proprietary and confidential information, in the future, we may experience such attempts. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent and detect any unauthorized access. These threats are also continually evolving and, as a result, might become increasingly difficult to detect. In addition, as a result of the Covid-19 pandemic, the increased prevalence of employees working from home may exacerbate any cybersecurity risks. Despite the implementation of network security measures and our efforts, it is possible that our information technology system could be penetrated by outside parties.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

If we are unable to satisfy our customers’ specific product quality, certification or network requirements, our business could be disrupted, and our financial condition could be harmed.

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have occurred in the past, and may in the future occur, relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot effect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in, or cancellations or rescheduling of, orders or shipments and product returns or discounts, any of which would harm our business.

Risks Related to Our Relationship with Ault

As long as Ault controls us, your ability to influence matters requiring stockholder approval will be limited.

After the Distribution, Ault will own approximately 379,000 shares of our common stock and 25,000 shares of our series A convertible redeemable preferred stock, representing approximately 69.8% of the combined voting power of our outstanding common stock. For so long as Ault beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding common stock, and potentially even a number of beneficially owned shares that falls short of a majority, Ault will be able to elect all of the members of our board of directors. For so long as any of the shares of Series A Preferred Stock remains issued and outstanding, Ault will have the ability to appoint a majority of our board of directors.

In addition, until such time as Ault beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding common stock, Ault will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting, and stockholders will not be able to affect the outcome of any stockholder vote during this period. As a result, Ault will have the ability to control all matters affecting us, including:

•	the composition of our Board and, through our Board, any determination with respect to our business plans and policies;
•	any determinations with respect to mergers, acquisitions and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities;
•	changes to our articles of incorporation and bylaws;
•	corporate opportunities that may be suitable for us and Ault;
•	determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;
•	the payment of dividends on our common stock;
•	the number of shares available for issuance under our stock plan for our prospective and existing employees; and
•	the strategy, direction and objectives of our business.

It should be noted that Ault may not require beneficial ownership amounting to an outright majority to control or very strongly influence any of the above matters, in part because many stockholders would not attend, whether in person or not, any of our stockholder meetings(s). If Ault does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. Ault’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. Ault is not prohibited from selling a controlling interest in us to a third party and may do so without your or our approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Ault did not maintain voting control over us or have the additional rights described above.

Ault’s interests and objectives as a stockholder may not align with, or may even directly conflict with, your interests and objectives as a stockholder. For example, Ault may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on Ault as a company, independent of us. In such instances, Ault may exercise its control over us in a way that is beneficial to Ault, and you will not be able to affect the outcome so long as Ault continues to hold a majority of the outstanding shares entitled to vote. Even if Ault were to reduce its ownership below a majority of the aggregate voting power of the common stock, it could still retain effective control of our company provided that it maintained a significant number of our outstanding common stock.

In the event Ault is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of Ault and may do so in a manner that could vary significantly from what Ault would have done or not done.

Our historical financial information as a subsidiary of Ault may not be representative of our results as an independent public company.

The historical financial information we have included in this Annual Report does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Ault, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

After the Distribution, we will be a much smaller company than Ault, which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the Distribution, we were able to take advantage of Ault’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. While this may continue in some ways with Ault as a significant stockholder, we are a much smaller company than Ault, and we cannot assure you that once we become independent, we will have access to financial and other resources comparable to those available to us prior to the Distribution. As a stand-alone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to the Distribution, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high quality employees as a smaller company than we could as a wholly owned subsidiary of Ault, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with Ault and our smaller relative size after the Distribution may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.

Risks Relating to the Distribution and Ownership of Our Common stock

We may not achieve the benefits expected from the Distribution  and may be more susceptible to adverse events.

We expect that, as a company independent from Ault, we will be able to grow organically and through acquisitions. Nonetheless, we may not be able to achieve any of these benefits. Further, by separating from Ault, there is a risk that we may be more susceptible to adverse events than we would have otherwise experienced as a subsidiary of Ault. As a subsidiary of Ault, we enjoyed certain benefits, including economies of scope and scale in costs, employees and business relationships. These benefits may not be as readily achievable as a smaller, stand-alone company.

There is a limited public market for our common stock, and there may be a large number of sales after the Distribution.

Although our common stock has been publicly traded since 2007, due to the relatively few number of shares held in the “public float,” the relatively few number of stockholders and the infrequency of trading, there is currently only a limited trading market for our common stock and there can be no assurance as to the extent of the trading market that will develop following the Distribution.

Immediately after the Distribution, it is possible that there may be a larger number of sellers than purchasers of our common stock, as new stockholders may not be interested in owning an interest in our company attempt to sell their shares of our common stock. If such a situation exists, the price of our common stock would likely be adversely affected.

An active, liquid trading market for our common stock does not currently exist and may not develop after this report, and as a result, you may not be able to sell your common stock at or above the public offering price, or at all.

A relatively inactive trading market exists for our common stock on the Pink Open Market (Current Information). No assurance can be given as to the following:

•	that we will be successful in causing our common stock to become listed on the OTCQB Market or, in the future, any national securities exchange such as The Nasdaq Capital Market or NYSE American;

•	the likelihood that a more active trading market for shares of our common stock will develop or be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their shares of common stock.

If an active market does not develop for our common stock or is not maintained, the market price of our common stock may decline and you may not be able to sell your shares. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the Pink Open Market (Current Information).

There has been no public market for our capital stock other than on the Pink Open Market (Current Information). Given the limited history of sales and the lack of publicly available information about our business, financing and financial results available, among other factors, this information may have little or no relation to broader market demand for our common stock and thus the price of our common stock. As a result, you should not rely on these historical sales prices as they may differ materially from subsequent prices of our common stock following the Distribution.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could depress the trading price of our common stock.

If we or our stockholders sell substantial amounts of our shares of common stock in the public market following the Distribution or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

As of the date of this filing, we have 750,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock authorized. As of March 30, 2023, we had 172,694,837 shares of common stock outstanding. Of these shares, 32,315,939 shares of common stock are currently held by unaffiliated stockholders. However, these figures do not take into account issuances of common stock that we may make between now and the Distribution Date, including those subject to conversion of Ault’s preferred stock, nor does it account for any other shares that may be issued, including but not limited to such shares awarded under a management incentive plan that we intend to establish before the Distribution.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock in addition to those issued to Ault in the Acquisition, we may issue such shares in the future.

Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.

We presently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at the time you would like to sell.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our corporate documents and Nevada law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt. Further, Nevada law prohibits large stockholders, in particular those owning 10% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions and other provisions under Nevada law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

The regulation of penny stocks by the SEC and FINRA may have an effect on the tradability of our securities.

Our shares of common stock are currently quoted on the Pink Open Market (Current Information). Our common stock is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 for the past two years (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of sellers to sell their securities in any market that might therefore develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly traded on the Pink Open Market, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the price of our common stock.

Until September 6, 2022, we were a shell company and, as such, stockholders cannot rely on the provisions of Rule 144 for the resale of their shares until certain conditions are met.

We were a shell company as defined under Rule 405 of the Securities Act of 1933 until the Acquisition. As securities issued by a former shell company, the securities issued by us can only be resold pursuant to an effective registration statement and not by utilizing the provisions of Rule 144 until certain conditions are met, including that: (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (ii) we have filed all required reports under the Exchange Act of the preceding 12 months and (iii) one year has elapsed since we filed “Form 10” information (e.g. audited financial statements, management information and compensation, stockholder information, etc.).

Thus, a stockholder of ours is not able to sell its shares until such time as a registration statement for those shares is filed or we have remained current on our Exchange Act filings for 12 months and we have filed the information as would be required by a “Form 10” filing.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our common stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

Our charter provides for limitations of director liability and indemnification of directors, officers and employees.

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in the Nevada Revised Statutes; or

•	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability in our articles of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

General Risk Factors

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2022, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

•	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The company's primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively.

•	The insufficient resources in our accounting function also resulted in a deficiency over design and implementation of effective revenue recognition policies, procedures and controls with respect to the identification, timing and treatment of various new contracts with customers.

•	Management also concluded that there was a deficiency in internal controls over financial reporting relating to the accounting treatment for complex financial instruments which resulted in the failure to properly account for such instruments, specifically with respect to the classification and proper accounting treatment of preferred shares.

•	We did not design and maintain effective controls associated with related party transactions and disclosures. The controls in place were not designed at a sufficient level of precision or rigor to effectively prepare and review the complete customer listing in such manner as to identify and properly disclose the nature and financial data of all our related party relationships.

Management evaluated the impact of our failure to have segregation of duties, inadequacy in design of revenue recognition policies and procedures, failure to properly account for and provide adequate disclosures of complex financial instruments and deficiency in identification and a disclosure of related party transactions and concluded that the multiple control deficiencies that resulted represented material weaknesses.

While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event our Chief Executive Officer or Chief Financial Officer, our certifying officers under the Sarbanes-Oxley Act of 2002 (the “SOX”), or our independent registered public accounting firm determines our internal controls over financial reporting are not effective as defined under Section 404 of SOX, we may be unable to produce reliable financial reports or prevent fraud, which could materially harm our business. In addition, we may be subject to sanctions or investigation by government authorities or self-regulatory organizations, such as the SEC or the Financial Industry Regulatory Authority (“FINRA”). Any such actions could affect investor perceptions of our company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We have begun to implement the actions noted below (including appropriate staffing to execute such actions) in the following areas to strengthen our internal control over financial reporting in an effort to remediate the material weaknesses.

Inventory. We have enhanced the design of existing controls and implemented new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. We have implemented processes to ensure timely identification and evaluation of inventory cut-off, and we are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We have deployed information system enhancements and have made better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting and reconciliation. In addition, we have been creating an assembly bill of materials (“BOM”) in our business software to facilitate efficient and accurate manufacturing and provide proper recording of raw materials inventory. The BOM structure ultimately minimizes inventory inaccuracies and production delays, and we have been increasing cycle counting of inventory used in production to improve accuracy. Lastly, we have recently hired a material specialist whose responsibility is to maintain inventory records.

Revenue Recognition. We intend on enhancing the design of existing controls and implement new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We also intend on implementing more thorough reviews of contracts by evaluating contractual terms and determining whether certain contracts should be consolidated, involve related parties and the proper timing of revenue recognition. These reviews will include more comprehensive contractual analysis from our legal team while ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.

Accounts Receivable. We intend on enhancing the design of existing controls and implement new controls over the processing and review of accounts receivable billings. We plan to supplement our accounting staff with more experienced personnel. We will also evaluate information system capabilities in order to reduce the manual calculations within this business process.

Complex Financial Instruments. We will design and implement controls to properly identify and implement the proper accounting treatment and classifications of our complex financial instruments to ensure our equity accounting and treatment is in accordance with U.S. generally accepted accounting principles. We intend to accomplish this by implementing more thorough reviews of certain details regarding all rights, penalties, record holders and negative covenants of the financial instruments in order to apply the correct accounting guidance (liabilities vs. equity vs. temporary equity).

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting. We will continue to diligently review our internal control over financial reporting.

Our operating results may vary from quarter to quarter.

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in our customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results for such quarter. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products compete and will compete with similar if not identical products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. Using said resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality or lower cost. Larger competitors frequently seek to maintain market share and protect customer relationships through heavily discounted pricing, which we may not be able to match. If we fail to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality and introduce them to the market on a timely basis, our competitive position and results of operations could be materially adversely affected.

Changes in the U.S. tax and other laws and regulations may adversely affect our business.

The U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize, or that could require costly changes to those operations, or the way in which they are structured. For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which may be much lower than U.S. tax rates. If we expand abroad and there are changes in tax laws, regulations or interpretations that significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology and entertainment investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services;
•	new competitors and new forms of competition;
•	the size and timing of customer orders (for retail distributed physical product);
•	the size and timing of capital expenditures by our customers;
•	adverse changes in the credit quality of our customers and suppliers;
•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•	changes in the terms of our contracts with our customers or suppliers;
•	the availability of products from our suppliers; and
•	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad.

If we ship products that contain defects, the market acceptance of our products and our reputation will be harmed and our customers could seek to recover their damages from us.

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for us and our customers, as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

The elimination of monetary liability against our directors, officers and employees under law and the existence of indemnification rights for or obligations to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with SOX, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by SOX include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending 2024, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of SOX. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

The effects of the Covid-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The Covid-19 pandemic has continued to affect many countries, upending entire supply chains of many important industries. In the attempt to control this pandemic, governments have imposed actions to assist limiting the spread of the disease, including orders to lockdowns, shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Our operations have been affected by a range of external factors related to the Covid-19 pandemic that are not within our control. The epidemic is having a very significant impact the electronics sector, with key manufacturers either completely closed following the orders issued by local governments or having to operate in an environment with inadequate numbers of staff at manufacturing units to maintain the security of their personnel. For example, many cities, counties, states and countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners, and customers to limit the spread of Covid-19. The Covid-19 pandemic have a substantial impact on electronics manufactures. Many electronics manufactures are in dire need of electronics materials and materials required to support the manufacturing of products as well as staff to maintain core functions. The productivity of our employees and partners, a continued substantial impact on the attendance of our employees, or a continued and substantial impact on the ability of our customers to purchase our offerings, is likely to lead to our results of operations and overall financial performance may being harmed. The duration and extent of the impact from the Covid-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. For more information with respect to the Covid-19 pandemic and its impact on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of Coronavirus on Our Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address is 1421 McCarthy Blvd, Milpitas, CA.

ITEM 3. LEGAL PROCEEDINGS

The company is involved in litigation arising from matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative or indeterminate monetary amounts. We record an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Open Market (Current Information), operated by OTC Markets Group Inc., under the symbol IMHC. The last reported sale price for our common stock, as quoted on the Pink Open Market, was $0.050 on March 24, 2023. Quotes of stock trading prices on any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We have never declared or paid dividends on our common stock and do not anticipate paying dividends on our common stock at any time in the foreseeable future. The terms of our series A preferred stock will prohibit us from paying dividends on all classes of stock junior to such stock (including our common stock) while shares of our series A preferred stock remain outstanding.

An application has been submitted to have our shares of common stock to be received in the Distribution listed for quotation on the OTCQB Market.

Holders

As of December 31, 2022, there were 203 shareholders of record of our common stock based upon the records of the shareholders provided by our transfer agent. Our transfer agent is ComputerShare, Inc. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The terms of our series A preferred stock will prohibit us from paying dividends on all classes of stock junior to such stock (including our common stock) while shares of our series A preferred stock remain outstanding.

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

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to several factors, including those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” and elsewhere in this report on Form 10-K.

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

On March 20, 2022, IMHC entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of Ault. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to us all of the outstanding shares of common stock of TOGI held by the Parent, and in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of our common stock at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the common stock on an as-converted basis. Immediately following the Acquisition, TOGI became our wholly owned subsidiary, and subsequent thereto, TOGI was merged with and into our company, pursuant to which TOGI ceased to exist. TurnOnGreen continues to be led by its Chief Executive Officer, Amos Kohn and its President, Marcus Charuvastra.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

➢        Our business model is evolving and we will need to invest a substantial amount of operating capital on an ongoing basis to support our EV charging solutions business. We expect to use the largest portion of any capital we may be able to raise to purchase EV components and inventory in connection with future sales and installations. To the extent that the capital expenditure requirements of our EV charging solutions business are greater than anticipated, any funds we have will be unavailable for our other operations. It is likely that we will need substantial additional funds for our working capital and capital expenditure requirements as we grow our EV charging solutions business.

➢        Our ability to provide our products and systems on a timely basis is dependent on our ability to procure critical electronic components. The current supply chain crisis in the global economy has led to delivery delays and shortages of certain electronic components and associated raw materials that we use in our products. This supply chain crisis continued throughout 2022, has extended our production time periods and delayed the timing of revenue recognition. The impact of parts shortages has been abrupt and, consequently, we estimate that our costs have increased by approximately 30-40% since 2020. We have also experienced decreases in demand for our products and services, deficiencies in the supply of raw materials, closures of manufacturing facilities, extended lead times to procure supplies and insufficient staffing. We believe this has been a contributing factor to the decline in our revenues by approximately 8% since 2020.

➢        To date, our operations were financed principally through investments by Ault and took advantage of Ault’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit, and other professional services. Though Ault is now a controlling stockholder after the completion of the Acquisition, we may not have access to Ault’s financial and other resources in the future.

Results of Operations

for the Years Ended December 31, 2022 and 2021

	2022	2021	Change ($)	Change (%)
Revenue	$5,522,000	$5,346,000	$176,000	3%
Cost of revenue	3,504,000	3,662,000	(158,000)	(4)%
Gross profit	2,018,000	1,684,000	334,000	20%
Operating expenses:
Research and development	697,000	504,000	193,000	38%
Selling and marketing	1,522,000	910,000	612,000	67%
General and administrative	3,963,000	2,072,000	1,891,000	91%
Depreciation	51,000	25,000	26,000	104%
Total operating expenses	6,233,000	3,511,000	2,722,000	78%
Operating loss	(4,215,000)	(1,827,000)	2,388,000	131%
Other expense:
Interest	5,000	-	5,000	100%
Total other expense	5,000	-	5,000	100%
Net loss	(4,220,000)	(1,827,000)
Preferred dividends	(639,000)	-
Net loss available to common stockholders	$(4,859,000)	$(1,827,000)

Revenue and Gross Profit

For the year ended December 31, 2022, we had increased revenues of $176,000 and increased gross profits of $334,000 compared to the year ended December 31, 2021, primarily due to increased sales to our higher margin defense industry customers and increased gross profit related to our EV L2 and L3 residential and commercial chargers of $78K.

Net Loss and Operating Expenses

During the year ended December 31, 2022, our operating loss increased $2.4 million from the year ended December 31, 2021. During the year ended December 31, 2022, our gross profit increased $334,000 but was offset by increased operating expenses, which primarily consisted of rent, litigation, corporate overhead allocations, marketing, audit fees, and charger safety fees that increased by $857,000, $575,000, $480,000, $303,000, $257,000, and $251,000 respectively. The increases were driven by a new facility lease in 2022, litigation settlement accruals, an increase of our sponsoring and marketing efforts, corporate personnel and support, registration statement filings, the Acquisition completed in the third quarter of 2022 and obtaining certain required EV charger safety certificates.

Net Loss Available to Common Stockholders

During the year ended December 31, 2022, TOGI was merged with and into IMHC and subsequent thereto, TOGI ceased to exist. The Acquisition was treated as an asset acquisition. As part of the Acquisition we issued preferred stock that accrues a dividend, at a rate of eight percent (8%) per year based on a 360-day year and a stated value of $25 million, which has increased the net loss available to common stockholders by $639,000.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on the Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2022, the Company had cash and cash equivalents of $0.1 million and working capital of $0.7 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported revenues and expenses recognized during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies, as described in Note 1 (“Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Impact of Coronavirus on Our Operations

Our business has been disrupted and materially adversely affected by the outbreak of Covid-19. While the Covid-19 outbreak is no longer in its early stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the global economies. The significant volatility in the stock market throughout 2022 was largely attributed to the effects of Covid-19 and the rise in global inflation. We continue to monitor and assess our business operations and system supports and the impact Covid-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part of or all the impacts from the continuing spread of Covid-19 or its consequences, including downturns in business sentiment generally or in our sectors particularly.

The impact of the Covid-19 pandemic, including changes in consumer and business behavior, pandemic fears, market downturns, restrictions on business and individual activities, and geopolitical risks adverse outcomes with a global negative impact has created significant volatility in the global economy and has led to reduced economic activity. The spread of the Covid-19 pandemic has also created a disruption in the manufacturing, delivery and overall supply chain of power electronics manufacturing and suppliers and has led to a decrease in power electronics product sales in numerous markets around the world. Any sustained downturn in demand for power electronics products would harm our business. As described further below, we continue experiencing production constraints since 2020 that resulted in delays, inefficiencies, and higher costs, which, in the aggregate, had a detrimental influence on our financial results for the past eight quarters.

Our deliveries to and orders from the North American market in sectors we serve, including industrial, telecommunication, medical and healthcare, and defense and aerospace, have declined since early 2020 given reduced manufacturing activity, unavailability of electronic components and associated raw materials used in our power products. We believe domestic demand will further improve in future years once uncertainties are reduced and the recovery of the global supply chain, but we cannot predict when this will occur. The Covid-19 pandemic has also led to an increase in the price for certain parts and materials used in the production of our power electronics and EV charging solution products.

Trading conditions in China deteriorated through 2019 due to macroeconomic and trade-related uncertainties. At the beginning of 2020, trading conditions were significantly further affected by the Covid-19 pandemic, with much of the country’s manufacturing disrupted from January through April 2020. By late April 2020, after aggressive measures to contain the coronavirus, the Chinese government quickly implemented economic stimulus measures. We believe this volume was primarily associated with the stimulus spending of the Chinese government, although we also believe an unquantifiable amount of this volume may have been associated with accelerated purchasing by customers anticipating further deterioration of the trade relationship between China and the U.S., which, if it were to occur, could substantially limit purchases by such customers. By the end of 2022, the Covid-19 pandemic continued to substantially affect our supply chain. However, we cannot predict if or when circumstances may change, nor can we predict the amount by which bookings or shipments may change.

Impact on Our Supply Chain

The COVID-19 pandemic has caused, and continues to cause, disruptions to our supply chain. Global manufacturing operations have significantly deteriorated as a result of temporary suspensions in critical locations where electrical components are produced or held for distribution. These manufacturing disruptions combined with parts shortages are materially increasing the price of our supplies. The impact of parts shortages has been abrupt and, consequently, we estimate that our costs have increased by approximately 20% since 2020. We have also experienced decreases in demand for our products and services, deficiencies in supply of raw materials, closures of manufacturing facilities, extended lead times to procure supplies and insufficient staffing.

In an effort to mitigate the impact of supply chain disruptions to our operations, we have taken the following actions during the years ended December 31, 2022, and 2021:

·	increased the pricing of certain products commensurate with our costs;

·	replaced some products with products that generate higher profit margins;

·	qualified alternative suppliers of certain materials and components to replace suppliers that have suspended production of such materials and components;

·	redesigned certain products by reengineering main circuit boards to allow for alternative microchips and materials that are more readily available to purchase;

·	moved production of some products from certain contract manufacturers that were shutdown to other contract manufacturers that we had previous business relationships with and that were not shutdown;

·	procured critical raw materials and manufactured products that we store as inventory in order to decrease our sales delivery response time; and

·	hired and continue to hire qualified personnel in response to certain staffing shortages.

We continue to monitor the operating performance and financial health of our customers, strategic channel partners and suppliers as an extended period of operational constraints brought about by the pandemic could cause financial hardship within our customer base and supply chain. Such hardship may continue to disrupt customer demand and limit our customers’ ability to meet their obligations to us. Similarly, such hardship within our supply chain could continue to restrict our access to critical electronic components and associated raw materials. Additionally, restrictions or disruptions of transportation systems, such as reduced availability of cargo transport by ship or air, could result in higher costs and inbound and outbound delays. Because much of the potential negative impact of the pandemic is associated with risks outside of our control, we cannot estimate the extent of such impact on our financial or operational performance, or when such impact might occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Imperalis Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Imperalis Holding Corp. formerly known as TurnOnGreen, Inc.) and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring losses, operations have not provided sufficient cash flows, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 5, 2023

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,000	$112,000
Accounts receivable	1,022,000	627,000
Inventories	2,595,000	1,246,000
Prepaid expenses	684,000	1,800,000
TOTAL CURRENT ASSETS	4,396,000	3,785,000

Property and equipment, net	326,000	111,000
Right-of-use assets	1,661,000	244,000
Other noncurrent assets	270,000	290,000
TOTAL ASSETS	$6,653,000	$4,430,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,147,000	$657,000
Operating lease liability, current	561,000	73,000
Related party advances	52,000	-
Accrued expenses, warranty and other current liabilities	1,971,000	519,000
TOTAL CURRENT LIABILITIES	3,731,000	1,249,000

LONG TERM LIABILITIES
Warranty, non-current	43,000	-
Deferred revenue, non-current and asset retirement obligation	16,000	-
Operating lease liability, non-current	1,251,000	191,000
TOTAL LIABILITIES	5,041,000	1,440,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2022, and 10,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2021	25,000,000	25,000,000

STOCKHOLDER’S DEFICIT:
Common Stock, par value $0.001 a share; 750,000,000 shares authorized: 172,694,837 shares issued and outstanding as of December 31, 2022, and 200,000,000 shares authorized: 161,704,695 issued and outstanding as of December 31, 2021	173,000	-
Additional paid-in capital	12,691,000	9,383,000
Accumulated deficit	(36,252,000)	(31,393,000)
TOTAL STOCKHOLDERS’ DEFICIT	(23,388,000)	(22,010,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$6,653,000	$4,430,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Revenue	$5,522,000	$5,346,000
Cost of revenue	3,504,000	3,662,000
Gross profit	2,018,000	1,684,000

Operating expenses:
Research and development	697,000	504,000
General and administration	4,014,000	2,097,000
Selling and marketing	1,522,000	910,000
Total operating expenses	6,233,000	3,511,000
Operating loss	(4,215,000)	(1,827,000)
Other expense:
Interest expense, related party	3,000	-
Interest expense	2,000	-
Total other expense	5,000	-
Net loss	(4,220,000)	(1,827,000)

Preferred Dividends	(639,000)	-
Net loss available to common stockholders	$(4,859,000)	$(1,827,000)

Net loss per common share basic and diluted:	$(0.09)	$-

Weighted average common shares, basic and diluted	54,273,016	-

The accompanying notes are an integral part of these consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from Parent	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	(933,000)	(933,000)
Balance, March 31, 2022	-	-	10,393,000	(32,326,000)	(21,933,000)
Contribution from Parent	-	-	1,250,000	-	1,250,000
Net loss	-	-	-	(1,004,000)	(1,004,000)
Balance, June 30, 2022	-	-	11,643,000	(33,330,000)	(21,687,000)
Contribution from Parent	-	-	409,000	-	409,000
Common stock assumed upon acquisition of net assets	161,704,695	162,000	-	-	162,000
Net loss	-	-	-	(486,000)	(486,000)
Balance, September 30, 2022	161,704,695	162,000	12,052,000	(33,816,000)	(21,602,000)
Contribution from Parent			540,000	-	540,000
Common stock issued upon conversion of promissory notes	10,990,142	11,000	99,000	-	110,000
Preferred dividends	-	-	-	(639,000)	(639,000)
Net loss	-	-	-	(1,797,000)	(1,797,000)
Balance, December 31, 2022	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2021	-	$-	$4,840,000	$(29,566,000)	$(24,726,000)
Contribution from Parent	-	-	673,000	-	673,000
Net loss	-	-	-	(298,000)	(298,000)
Balance, March 31, 2021	-	-	5,513,000	(29,864,000)	(24,351,000)
Contribution from Parent	-	-	1,161,000	-	1,161,000
Net income	-	-	-	34,000	34,000
Balance, June 30, 2021	-	-	6,674,000	(29,830,000)	(23,156,000)
Contribution from Parent	-	-	1,076,000	-	1,076,000
Net loss	-	-	-	(496,000)	(496,000)
Balance, September 30, 2021	-	-	7,750,000	(30,326,000)	(22,576,000)
Contribution from Parent	-	-	1,633,000	-	1,633,000
Net loss	-	-	-	(1,067,000)	(1,067,000)
Balance, December 31, 2021	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from operating activities:	2022	2021
Net loss	$(4,859,000)	$(1,827,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,000	25,000
Amortization of right-of-use assets	488,000	68,000
Increase in net parent investment for corporate overhead	670,000	330,000
Changes in operating assets and liabilities
Accounts receivable	(395,000)	245,000
Prepaid expenses and other current assets	1,116,000	(1,708,000)
Inventory	(1,349,000)	(914,000)
Other noncurrent assets	20,000	(270,000)
Accounts payable	508,000	(409,000)
Accrued expenses and other current liabilities	1,382,000	(64,000)
Lease, warranty and other non-current liabilities	(301,000)	183,000
Net cash used in operating activities	(2,669,000)	(4,341,000)

Cash flows from investing activities:
Purchase of property and equipment	(263,000)	(18,000)
Net cash used in investing activities	(263,000)	(18,000)

Cash flows from financing activities:
Proceeds from investment from parent	2,863,000	4,213,000
Related party advances	52,000	-
Net cash provided by financing activities	2,915,000	4,213,000

Net decrease in cash and cash equivalents	(17,000)	(146,000)
Cash and cash equivalents at beginning of period	112,000	258,000
Cash and cash equivalents at end of period	$95,000	$112,000

Non-cash investing and financing activities
Recognition of new operating lease right-of-use assets and lease liabilities	$1,905,000	$-
Acquisition of assets, net of liabilities assumed	214,000	-
Conversion of principal and accrued interest on promissory note	110,000	-

The accompanying notes are an integral part of these consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1. DESCRIPTION OF BUSINESS

Overview

Imperalis Holding Corp (“IMHC” or “Imperalis”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies (collectively, the “Company”), is an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company. The Company designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power conversion systems and power system solutions for mission-critical applications and processes electronic products as well as EV charging solutions to diverse industries, markets and sectors including e-Mobility, medical, military, telecommunications, and industrial.

IMHC was incorporated in Nevada on April 5, 2005 and is a subsidiary of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) a Delaware corporation (the “Parent” or “Ault”) and currently operates as a reporting segment of Ault.

Recapitalization and Reorganization

On March 20, 2022, Ault and IMHC entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of the Parent. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to IMHC all of the outstanding shares of common stock of TOGI held by the Parent in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the Common Stock on an as-converted basis.

Immediately following the Acquisition, TOGI became a wholly owned subsidiary of IMHC, and subsequent thereto, TOGI was merged with and into IMHC, pursuant to which TOGI ceased to exist. The acquisition was treated as an asset acquisition and the equity of the Company was retroactively restated for the conversion of 1,000 shares for 25,000 shares of preferred stock upon completion of the Acquisition.

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

As a result of the Acquisition, prior period shares and per share amounts appearing in the accompanying consolidated financial statements have not been adjusted until the date of the Acquisition as a part of the net assets acquired.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. All significant intercompany accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include allowances for inventory obsolescence, accruals of certain liabilities including product warranties, useful lives of assets, asset retirement obligations and valuation allowance related to deferred tax assets.

 Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from four different types of contracts:

•	Product sales and installation - The Company generates revenues from the sale of its products through a direct and indirect sales force and primarily receives fixed consideration for sales of products. Some contracts contain a combination of product sales with a service such as installation of the products, which is expected to be performed in the near term. Such services are distinct and accounted for as separate performance obligations. For sales, the Company’s performance obligations to deliver products are satisfied at the point in time when products are shipped to the customer, which is when the customer obtains control over the goods. The installation service on these types of contracts is usually completed within six to twelve weeks.

•	The Company recognizes installation service revenue over time using the cost-to-cost measure of progress, which measures an installation obligation’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Total estimated costs to complete projects include direct labor, material, permits and subcontractor costs.

The Company also provides standard assurance warranties on product functionality, which are not separately priced or considered material.

Some of the Company’s contracts with distributors include stock rotation rights after six months for slow-moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant.

•	Network fees - Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is deferred and recognized on a straight-line basis over the contract term for annual contracts. Network agreements can also be billed per charging session in accordance with a contractual relationship between the Company and the owner of the station and, as a result, revenue is recognized when a particular charging session is complete.

•	Charging service revenue - company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Sales Tax Collected From Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers in accordance with local regulations. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs net of sales taxes.

Deferred Revenue

Deferred revenue consists of billings on contracts where performance has commenced, and payments have been received in advance of revenue recognition. Deferred revenue is recognized in revenue as the related revenue recognition criteria are met.

Asset Retirement Obligations

The Company has determined that it is obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized in our consolidated financial statements is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. These estimates and assumptions are very subjective. In addition, there are other external factors which could significantly affect the ultimate settlement costs or timing for these obligations, including changes in environmental regulations and other statutory requirements and fluctuations in industry costs. As a result, the Company’s estimates of asset retirement obligations are subject to revision due to the factors described above. Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis.

Cash and Cash Equivalents

The Company’s cash is maintained in checking accounts with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2022 and December 31, 2021, the Company had cash of $95,000 and $112,000, respectively. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment, as of December 31, 2022 and December 31, 2021, of the collectability of invoices, an allowance for doubtful accounts was not recorded against the Company’s accounts receivable.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. Operating leases are recognized as Right-of-use (“ROU”) assets, Operating lease liability, current, and Operating lease liability, non-current on the consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the lease agreements, the Company receives rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company elected the practical expedient in ASC 842 and does not separate lease and non-lease components for any of its leases.

Inventory

Inventories, inclusive of raw materials and finished goods, are valued at the lower of cost or net realizable value after using the first-in, first-out method. Inventory write-offs are provided to cover risks arising from technological obsolescence as the Company’s products are mostly original equipment manufactured for its clients.

The Company periodically assesses its inventories valuation with respect to obsolete items by reviewing revenue forecasts and technological obsolescence and moving such items into a reserve for obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of the cost and accumulated depreciation are removed from the related accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Useful Lives
Asset	(In Years)
Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture, and fixtures	3 - 15
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

Warranty

The Company offers a warranty period for all its manufactured products to function free from defects in material and workmanship under normal use and service for one to two years on most products and up to five years for rugged power products for the defense and aerospace markets. For the Company’s electric vehicle supply equipment product line, the Company offers up to a three-year extended warranty beyond the manufacturing warranty period, although not considered material to its revenue stream. The Company also provides end user technical support for up to fifteen (15) years on many of its products that have long lifetimes. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, the sector product being used, historical rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability.

Litigation

The Company records an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when it considers it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with ASC No. 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2022 and December 31, 2021, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Impairment of Long-lived Assets

The Company analyzes its long-lived assets for potential impairment at least annually or when changes in circumstances indicate a possibility of impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. During the years ended December 31, 2022 and 2021, the Company recognized no impairment of long-lived assets.

Segments

The Company determined that its two primary brands constitute its two operating segments. However, the Company’s operating segments continue to be aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting.

Receivables and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

Recent Accounting Pronouncements not yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its consolidated financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. The Company believes that it will continue to incur operating and net losses each quarter until at least the time it begins significant deliveries of its products. The Company’s inability to continue as a going concern could have a negative impact on the Company, including its ability to obtain needed financing, and could adversely affect the trading price of the Company’s common stock. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated Financial Statements are issued. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Year Ended December 31,
	2022	2021
Primary Geographical Markets
North America	$4,514,000	$4,684,000
Europe	115,000	359,000
Other	893,000	303,000
Total Revenue	$5,522,000	$5,346,000

Major Goods
Power supply units	$5,214,000	$5,328,000
EV chargers	308,000	18,000
Total Revenue	$5,522,000	$5,346,000

Timing of Revenue Recognition
Revenue recognized over time	$22,000	$-
Goods transferred at a point in time	5,500,000	5,346,000
Total Revenue	$5,522,000	$5,346,000

The Company’s related party sales consisted of the following:

	For the Year Ended December 31,
	2022	2021
Related Party
Subsidiaries of Ault	$26,000	$23,000
Entities Ault holds an investment interest in	1,000	-
Total Revenue	$27,000	$23,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$935,000	17%	$933,000	17%
Customer B	$-	-%	$628,000	12%

5. TRADE RECEIVABLES

As of December 31, 2022 and 2021, the Company had related party receivables of $25,000 and $4,000, respectively. As of December 31, 2022, receivables from five customers made up 64% of the Company’s receivables. As of December 31, 2021 four customers made up 49% of the outstanding receivables with only one customer being the same customer as referred to with respect to the December 31, 2022 concentration.

An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection. As of December 31, 2022 and December 31, 2021, there were no allowances for doubtful accounts.

6. PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Machinery and equipment	$667,000	$680,000
Computers	-	483,000
Leasehold improvements, furniture and equipment	207,000	249,000
EV chargers	115,000	-
Property and equipment, gross	989,000	1,412,000
Less: accumulated depreciation and amortization	(663,000)	(1,301,000)
Property and equipment, net	$326,000	$111,000

Depreciation and amortization expense related to property and equipment was $51,000 and $25,000 for the years ended December 31, 2022, and 2021, respectively.

7. INVENTORIES

As of December 31, 2022 and 2021, inventories consisted of:

	December 31, 2022	December 31, 2021
Finished products	$1,807,000	$594,000
Raw materials, parts and supplies	788,000	652,000
Total inventories	$2,595,000	$1,246,000

8. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation activity for the year ended December 31, 2022, was as follows:

December 31,
2022
Beginning balance	$-
Liabilities incurred	3,000
Accretion expense	-
Ending balance	$3,000

9. WARRANTY LIABILITY

As of December 31, 2022, and 2021, the Company’s total accrued warranty liability was as follows:.

	December 31, 2022	December 31, 2021
Beginning warranty liability	$54,000	$43,000
Warranty expenses incurred	-	-
Additional liability accrued	5,000	11,000
Total accrued warranty	$59,000	$54,000

10. OTHER CURRENT LIABILITIES

As of December 31, 2022, and 2021, accrued expenses consisted of the following:

	December 31,
	2022	2021
Customer prepayments	$276,000	$259,000
Accrued legal liabilities	681,000	-
Dividends payable	639,000	-
Other accrued liabilities	120,000	46,000
Accrued payroll and payroll taxes	255,000	214,000
Total other current liabilities	$1,971,000	$519,000

11. LEASES

Site Host Agreements

The Company has certain agreements with owners of automobile parking sites (“Site Hosts”), which allow the Company to operate its charging stations on the Site Hosts’ premises. These agreements have been deemed operating leases and may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing or payments per customer charge and may also include renewal options. The expenses related to these agreements will be booked as general and administrative expenses prior to becoming operational and as cost of sales when operational (generating revenue). The Company did not have any Site Host agreement revenues in 2022 as no sites were operational but expects to start generating revenues in the first quarter of 2023.

Office and Warehouse Leases

The Company leases offices and warehouse space under operating leases requiring periodic payments. The following table provides a summary of leases by balance sheet category as of December 31, 2022:

December 31, 2022
Operating right-of-use assets	$1,661,000
Operating lease liability – current	561,000
Operating lease liability – non-current	1,250,000

The components of lease expenses for the period ended December 31, 2022, were as follows:

Year Ended December 31, 2022
Operating lease cost	$648,000
Short-term lease cost	-
Variable lease cost	-

The following tables provides a summary of other information related to leases for the year ended December 31, 2022:

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	-
Operating cash flows related to operating leases	$517,000
Right-of-use assets obtained in exchange for new operating lease liabilities	1,905,000
Weighted-average remaining lease term – operating leases	2.9 years
Weighted-average discount rate – operating leases	8%

Payments due by period of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2022, were as follows:

2023	$682,000
2024	693,000
2025	609,000
2026	51,000
2027	-
Total lease payments	2,035,000
Less interest	(224,000)
Present value of lease liabilities	$1,811,000

12. RELATED PARTY TRANSACTIONS

Ault Lending, LLC (formerly known as Digital Power Lending, LLC) (“Ault Lending” or “AL”) and the Company are both subsidiaries of Ault. David Katzoff, who serves as the Company’s Chief Financial Officer, is also the manager of Ault Lending. As a result, AL is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under Ault. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of Ault. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. Ault allocated $670,000 and $330,000 of costs for the years ended December 31, 2022, and 2021, respectively.

Contributions From Parent

The Company previously received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $2.9 million and $4.2 million for the years ended December 31, 2022, and 2021, respectively. These amounts are reflected in additional paid-in capital.

Sales to Related Party

The Company recognized $27,000 and $23,000 in revenue in the years ended December 31, 2022, and 2021, respectively, from sales to another subsidiary of Ault or businesses that Ault holds an investment in. As of December 31, 2022, and 2021, the Company had related party receivables of $25,000 and $4,000, respectively.

Related Party Advances

On December 9, 2022, our Officer, Amos Kohn loaned the Company $25,000, which was recorded in related party advances and used for working capital purposes. The note carried no interest, unless it goes into default, and was due and payable on the maturity date of March 9, 2023. As of the date of this report we have not made any payments and therefor the note has gone into default and is now accruing interest at 14% per annum.

During the quarter ended December 31, 2022, our Officer Marcus Charuvastra advanced the Company $14,000, and a non-officer employee of the Company advanced us $13,000. The advances were unsecured, interest-free and had no fixed terms of repayment. The loans were used for working capital purposes and recorded as related party advances.

As of December 31, 2022, and 2021, there were balances due to the Company’s officers and non-officer employee of $52,000 and $nil, respectively.

Accounts Payable – Related Party

The Company is a majority owned subsidiary of Ault. During the year ended December 31, 2022, Ault made vendor payments on behalf of IMHC amounting to $28,000. This intercompany balance due to Ault is reflected in accounts payable.

13. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2022, and 2021, were comprised of the following:

	Conversion price per share	Interest rate	Due date	December 31, 2022	December 31, 2021
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	$45,000	$-
Total convertible notes payable				$45,000	$-

As part of the Acquisition, the Company acquired Convertible Promissory notes payable to Opportunity Fund, LLC in the amounts of $25,000 and $20,000, respectively (collectively the “Note”). The Note allows for advances up to maximum amount of $75,000, bears interest at ten percent (10%) per annum, and is due January 14, 2024. The principal, together with any accrued but unpaid interest on the amount of principal, is convertible upon request by the noteholder at a conversion price of $0.005 per share, with conversions limited such that no conversions will be allowed to the extent that, following such conversion, the noteholder would become the beneficial owner of more than 9.99% of our common stock. As of December 31, 2022, the outstanding convertible notes payable had accrued interest of $9,000.

14. INCOME TAXES

The Company files its tax returns as part of its stockholder’s consolidated federal and state income tax filings. The estimated deferred tax assets and tax liabilities is based on if the Company had filed on a stand-alone basis and not as part of a consolidated return. The following is a geographical breakdown of loss before the provision for income tax, for the years ended December 31, 2022, and 2021:

	2022	2021
Pre-tax loss
U.S. Federal	$(4,219,000)	$(1,827,000)
Foreign	-	-
Total	$(4,219,000)	$(1,827,000)

The federal and state income tax (provision) benefit is summarized as:

	2022	2021
Current
U.S. Federal	$-	$-
U.S. State	-	-
Foreign	-	-
Total current provision	-	-
Deferred
U.S. Federal	-	-
U.S. State	-	-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total provision (benefit) for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred taxes as of December 31 were as follows:

	2022		2021
Deferred tax asset:
Net operating loss		$6,037,000		$5,302,000
Intangible asset basis		132,000		146,000
Deferred rent liability		507,000		-
Inventory adjustments		148,000		-
174 R&D capitalization		144,000		-
Asset retirement obligation		1,000		-
Settlement liability		161,000		74,000
Accrued warranty		12,000		12,000
Total deferred tax asset		7,142,000		5,534,000

Deferred tax liability:
ROU assets		(465,000)		(68,000)
Fixed asset basis		(65,000)		(15,000)
Total deferred income tax liabilities		(530,000)		(83,000)
Net deferred income tax assets		6,591,000		5,451,000
Valuation allowance		(6,612,000)		(5,451,000)
Deferred tax asset (liability), net	$	(-)	$	(-)

Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The Company has not undertaken a study to determine if its net operating losses are limited. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating loss carryovers available in any taxable year could be limited and may expire unutilized. The impact of any such limitations or expirations would not have a material impact on the financials since all the deferred tax assets for the Company’s attributes are fully offset by a valuation allowance.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $1,161,000, and $308,000 during the years ended December 31, 2022, and 2021, respectively. Net operating losses and tax credit carryforwards as of December 31, 2022, and 2021 were as follows:

	2022 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$10,378,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	11,185,000	2022 to 2037
Net operating losses, state	21,597,000	2029 to 2041

	2021 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$7,860,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	11,185,000	2022 to 2037
Net operating losses, state	18,653,000	2029 to 2041

The effective tax rate of the Company’s provision (benefit) for income taxes as of December 31, 2022, and 2021 differed from the federal statutory rate as follows:

	2022	2021
Statutory Rate	21.00%	21.00%
State Tax	6.98%	6.98%
Permanent Differences	(0.57)%	-
Changes in VA	(28.06)%	-16.87%
True-ups	0.65%	-11.11
Total	0.00%	0.00%

The Company’s statute of limitations remains open for various taxable years in various U.S. federal and California jurisdictions.

15. LOSS PER SHARE

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had 10,736,066 and 0 of potential common Stock equivalents outstanding as of December 31, 2022, and 2021, respectively, related to convertible notes payable and accrued interest. The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for each of the years ended December 31, 2022, and 2021, which would be anti-dilutive due to the net loss from continuing operations in those periods.

16. COMMITMENTS AND CONTINGENCIES

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as additional information becomes available. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of a loss related to such matters.

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff-William Gordon, filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In February 2023 the arbitrator entered an interim award against us and in favor of Mr. Gordon in the amount of $428,602 inclusive of interest. The award was based on Mr. Gordon’s employment agreement with DPC, and Mr. Gordon’s promissory note with Coolisys. Mr. Gordon was deemed the prevailing party and will be entitled to bring a motion for attorney’s fees in addition to the interim awarded amount.

The Company had accrued liabilities of $0.7 million and $0.1 million for legal matters that were contingencies as of December 31, 2022, and 2021, respectively.

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

17. STOCKHOLDERS’ DEFICIT

Common Stock

The holders of the Company’s Common Stock have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by the Company’s board of directors. Holders of Common Stock are also entitled to share ratably in all of the Company’s assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the Company’s affairs.

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

As part of the Acquisition, the Company acquired a convertible note from Ault Lending, in the principal amount of $102,000. The convertible note accrued interest at 10% per annum, is due on December 15, 2023. The principal, together with any accrued but unpaid interest on the amount of principal, was convertible into shares of Common Stock at Ault Lending’s option at a conversion price of $0.01 per share. On October 12, 2022, Ault Lending converted the principal and accrued interest on the note in the aggregate amount of $109,901, into 10,990,142 shares of Common Stock.

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

Upon the one-year anniversary of the Acquisition, the shares of Series A Preferred Stock shall be subject to redemption in cash at the option of the holder in an amount per share equal to the stated value plus all accrued and unpaid dividends thereon. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the shares of Series A Preferred Stock are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

18. SUBSEQUENT EVENTS

The Company’s Chief Executive Officer loaned to the Company $26,000 in January 2023. The note has no annual interest and matures April 10, 2023, and was used for working capital purposes. If any event of default occurs, the full principal amount of this Note, together with interest, fees and any other amounts due will immediately become due and payable in cash. Upon an event of default, the interest rate on this Note will be 14% per annum.

In January 2023, the $14,000 advance from Marcus Charuvastra, the Company’s President, was repaid in full.

On December 9, 2022, the Company’s Chief Executive Officer, Amos Kohn loaned the Company $25,000 through a promissory note, which was recorded in related party advances, carried no interest, was used for working capital purposes and was due March 9, 2023. The note carried no interest unless it went into default for any reason. As of the date of this report we have not made any payments and therefore the note has gone into default and is now accruing interest at 14% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2022, the Board of Directors of the Company approved the dismissal of Heaton & Company, PLLC (“Heaton”) as its independent registered public accounting firm. On August 10, 2022, the Company engaged Marcum LLP (“Marcum”) as its new independent registered public accounting firm based on the recommendation of the Board.

The reports of Heaton on the financial statements of IMHC for the fiscal year ended December 31, 2021 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Notwithstanding the foregoing, IMHC states in Note 3 to its financial statements that they were prepared assuming that IMHC will continue as a going concern and that there was substantial doubt about its ability to continue as a going concern. In connection with its audits of IMHC’s financial statements for the fiscal years ended December 31, 2021 and its review of IMHC’s financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022, there were no disagreements with Heaton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Heaton, would have caused it to make reference thereto in its report on the financial statements for such years or periods, as the case may be.

During the fiscal years ended December 31, 2020 and December 31, 2021 and through August 11, 2022, IMHC has not consulted with Marcum on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on IMHC’s financial statements, in each case where a written report was provided or oral advice was provided that Marcum concluded was an important factor considered by IMHC in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2022, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

•

We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The company’s primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively;

•

The insufficient resources in our accounting function also resulted in a deficiency over design and implementation of effective revenue recognition policies, procedures and controls with respect to the identification, timing and treatment of various new contracts with customers;

•

Management also concluded that there was a deficiency in internal controls over financial reporting relating to the accounting treatment for complex financial instruments which resulted in the failure to properly account for such instruments, specifically with respect to the classification and proper accounting treatment of preferred shares; and

•	Lastly, we did not design and maintain effective controls associated with related party transactions and disclosures. The controls in place were not designed at a sufficient level of precision or rigor to effectively prepare and review the complete customer listing in such manner as to identify and properly disclose the nature and financial data of all our related party relationships.

Management evaluated the impact of our failure to have segregation of duties and proper reviews, inadequacy in design of revenue recognition policies and procedures, failure to properly account for and provide adequate disclosures of complex financial instruments, fair value estimate procedures and reviews, and deficiency in identification and a disclosure of related party transactions and concluded that the multiple control deficiencies that resulted represented material weaknesses.

While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event our Chief Executive Officer or Chief Financial Officer, our certifying officers under the Sarbanes-Oxley Act of 2002 (the “SOX”), or our independent registered public accounting firm determines our internal controls over financial reporting are not effective as defined under Section 404 of SOX, we may be unable to produce reliable financial reports or prevent fraud, which could materially harm our business. In addition, we may be subject to sanctions or investigation by government authorities or self-regulatory organizations, such as the SEC or the Financial Industry Regulatory Authority (“FINRA”). Any such actions could affect investor perceptions of our company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We have begun to implement the actions noted below (including appropriate staffing to execute such actions) in the following areas to strengthen our internal control over financial reporting in an effort to remediate the material weaknesses.

Remediation

Inventory. We have enhanced the design of existing controls and implemented new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. We have implemented processes to ensure timely identification and evaluation of inventory cut-off, and we are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We have deployed information system enhancements and have made better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting and reconciliation. In addition, we have been creating an assembly bill of materials (“BOM”) in our business software to facilitate efficient and accurate manufacturing and provide proper recording of raw materials inventory. The BOM structure ultimately minimizes inventory inaccuracies and production delays, and we have been increasing cycle counting of inventory used in production to improve accuracy. Lastly, we have recently hired a material specialist whose responsibility is to maintain inventory records.

Revenue Recognition. We intend on enhancing the design of existing controls and implementing new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We also intend on implementing more thorough reviews of contracts by evaluating contractual terms and determining whether certain contracts should be consolidated, involve related parties and the proper timing of revenue recognition. These reviews will include more comprehensive contractual analysis from our legal team while ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.

Accounts Receivable. We intend on enhancing the design of existing controls and implementing new controls over the processing and review of accounts receivable billings. We plan to supplement our accounting staff with more experienced personnel. We will also evaluate information system capabilities in order to reduce the manual calculations within this business process.

Complex Financial Instruments. We will design and implement controls to properly identify and implement the proper accounting treatment and classifications of our complex financial instruments to ensure our equity accounting and treatment is in accordance with U.S. generally accepted accounting principles. We intend to accomplish this by implementing more thorough reviews of certain details regarding all rights, penalties, record holders and negative covenants of the financial instruments in order to apply the correct accounting guidance (liabilities vs. equity vs. temporary equity).

Fair value estimates. We will design and implement additional control activities to ensure controls related to fair value estimates (including controls that validate the reasonableness, completeness and accuracy of information, data and assumptions), are properly designed, implemented and documented.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting. We will continue to diligently review our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Positions
Amos Kohn	63	Founder, Chief Executive Officer and Director
Marcus Charuvastra	44	President and Director
Douglas Gintz	56	Chief Technology Officer and Director
David J. Katzoff	61	Chief Financial Officer, Secretary, and Treasurer

Amos Kohn has been our Chief Executive Officer and the Chairman of our board of directors since the date of the Acquisition. Prior thereto, he was the Founder and Chief Executive Officer and a member of the board of directors of the Former TOGI, including when its name was Coolisys Technologies, Inc., since its formation in January of 2020. He has led Digital Power for more than 15 years. He served as a director of Ault from 2003 to 2020, its President and Chief Executive Officer from 2008 to 2017 and President from 2017 to 2020. Prior to his appointment as President and Chief Executive Officer of Digital Power Corporation, Mr. Kohn held executive roles with several US and international companies. For more than 30 years, Mr. Kohn has provided leadership, oversight and strategic direction for worldwide privately held and publicly traded companies in the high-technology sector. He holds a Bachelor of Science degree in electrical and electronics engineering and a Certificate of Business Administration from the University of California, Berkeley, and a Major (Ret) at IDF. He is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries expanding companies into new markets including power electronics, eMobility, telecommunications and defense give him the qualifications and skills necessary to serve as one of our directors.

Marcus Charuvastra has served as our President since March 2022. Mr. Charuvastra served as the President of TOGI between January 2022 and September 2022, and served as its Chief Revenue Officer between June 2021 and September 2022. Mr. Charuvastra is an accomplished leader with 20 years of experience in strategic planning, sales, services, marketing and business and organizational development. Mr. Charuvastra spent nine years at Targeted Medical Pharma, Inc. serving as Vice President of Operations and as the Managing Director of this microcap biotech start-up, from 2012 to May 2021. During his tenure, he was instrumental in guiding Targeted Medical Pharma’s initial public offering. Mr. Charuvastra was previously Director of Sales and Marketing at Physician Therapeutics from 2009 to 2012 and was responsible for building the sales and distribution network in the United States and abroad. He is a graduate of UCLA. We believe that Mr. Charuvastra’s extensive experience in strategic planning and sales and marketing give him the qualifications and skills to serve as one of our directors.

Douglas Gintz has been our Chief Technology Officer since the date of the Distribution and served as the Chief Technology Officer of TOGI between February 2021 and September 2022. He was named a Director September 6, 2022. Mr. Gintz is responsible for driving strategic software initiatives and delivering key technologies essential to the market penetration of our EV charging solutions business. Mr. Gintz also currently serves as the Chief Technology Officer and Director of Global Technology Implementation at Ault Alliance, Inc. since February 2021. Mr. Gitz's previous leadership roles include Chief Executive Officer of Pacific Coders, LLC. from August 2002 to January 2022; Chief Technology Officer of Endocanna Health, Inc. from January 2019 to January 2021; Mr. Gintz served at Targeted Medical Pharma, Inc., a publicly traded microcap, as Chief Marketing Officer and Technology Officer from January 2018 to December 2019, and Chief Technology Officer and Chief Information Officer from January 2012 to May 2016. Mr. Gintz has over 30 years of hands-on experience bringing products to market. Specializing in emerging technologies, Mr. Gintz has developed manufacturing compliance systems, DNA reporting engines, medical billing software, e-commerce applications, and retail software for companies ranging from startups to multinational corporations. We believe that Mr. Gintz’s extensive experience in emerging technologies give him the qualifications and skills needed to serve as one of our directors.

David J. Katzoff has served as our Chief Financial Officer since December 2021. Mr. Katzoff has served as Senior Vice President of Finance for Ault Alliance, Inc. since January 2019. Mr. Katzoff has served as the Chief Operating Officer of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease from December 2020. From November 2019 to December 2020, Mr. Katzoff served as their Senior Vice President Operations. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served as the Vice President Finance for Local Corporation, a publicly held local search company. Mr. Katzoff received a B.S. in Business Management from the University of California at Davis.

Family Relationships

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of our company. All executive officers are appointed annually by the board of directors. Directors serve until the next annual meeting of our stockholders and until their successors are elected and qualified.

Code of Business Conduct and Code of Ethics

Our board of directors has adopted a code of business conduct, which applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. Our board of directors has also adopted a code of ethics that applies to all our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and code of ethics will be posted on the investor relations page on our website. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is currently composed of three members, none of whom qualifies as “independent” under the listing standards of Nasdaq. Prior to the Acquisition, we had only two directors, neither of whom was independent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Imperalis Holding Corp. did not pay any compensation to its Chief Executive Officer during 2021 through the Acquisition and there were no executive officers serving as of the end of 2021 whose compensation exceeded $100,000.

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2022, and 2021, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2022, and 2021 of at least $100,000 and who were executive officers on December 31, 2022. We refer to these persons as our “Named Executive Officers”. The following table includes all compensation earned by the Named Executive Officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amos Kohn	2022	350,000		-	-	-	30,540	380,540
Chief Executive Officer	2021	350,000		2,500			30,640	383,140
Marcus Charuvastra	2022	125,000		40,000	5,271		1,127	171,398
President and Chief Revenue Officer	2021	92,387	(1)	27,250			751	120,388

  (1) Mr. Charuvastra’s 2021 annual salary was $125,000. The figure in the table reflects the fact that he was hired on April 6, 2021.

Termination Provisions

As of the date of this Form 10-K, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer, other than with respect to Mr. Kohn.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid any of our directors any compensation for serving on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock based on 172,694,837 shares issued and outstanding as of the close of business on March 30, 2023 by (i) each person who is known by the company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the company as a group.

Name and Address of Beneficial Owners of Common Stock (1)	Number of shares beneficially owned	% of Common Stock
Amos Kohn	-	- - -
Marcus Charuvastra	-	- - -
David J. Katzoff	-	- - -
Douglas Gintz
Directors and Officers (Four persons)	-	- - -
Ault Alliance, Inc. (2)	537,456,408	94.3%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Imperalis Holding Corp., 1421 McCarthy Blvd., Milpitas, California 95035.

(2) Consisting of (i) 129,363,756 shares held by Ault, (ii) 11,015,142 shares held by Ault Lending, and (iii) 397,077,510 shares underlying the Series A Preferred Stock. Ault may be deemed to beneficially own the shares beneficially owned by Ault Lending as Ault Lending is a wholly owned subsidiary of Ault. Milton C. Ault, III, the Executive Chairman of Ault, exercises voting and dispositive power over the shares owned by Ault. The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We use the definition of “independence” of the Nasdaq Marketplace Rules to make this determination. Rule 5605(a)(2) of the Nasdaq Marketplace Rules provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Rule 5605(a)(2) generally provides that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company or its parent;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•	the director is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Policies and Procedures for Related Party Transactions

The TurnOnGreen audit committee, when established, will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer or greater than 5% beneficial owner of common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. An investor may obtain a written copy of this policy, once adopted, by sending a written request to Imperalis Holding Corp., 1421 McCarthy Blvd., Milpitas, California 95035, Attention: Legal Department. Our audit committee charter that will be in effect, once adopted, will provide that the audit committee shall review and approve or disapprove certain related party transactions, including material transactions with Ault.

Allocation of General Corporate Expenses

Ault provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under Ault. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of Ault. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. Ault allocated $670,000 and $330,000 of costs to the Company for the years ended December 31, 2022, and 2021, respectively.

Contributions From Parent

The Company previously received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $2.9 million and $4.2 million for the years ended December 31, 2022, and 2021, respectively. These amounts are reflected in additional paid-in capital.

Sales to Related Party

The Company recognized $27,000 and $23,000 in revenue in the years ended December 31, 2022, and 2021, respectively, from sales to another subsidiary of Ault or businesses that Ault holds an investment in.

Related Party Convertible Note

Ault Lending and the Company are both subsidiaries of Ault. David Katzoff, who serves as our Chief Financial Officer, is also the manager of Ault Lending. As a result, Ault Lending is deemed a related party.

As part of the Acquisition, the Company acquired a convertible note from Ault Lending, in the principal amount of $102,000. The convertible note accrued interest at 10% per annum, was due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, was convertible into shares of Common Stock at Ault Lending’s option at a conversion price of $0.01 per share. On October 12, 2022, Ault Lending converted the principal and accrued interest on the note in the aggregate amount of $109,901, into 10,990,142 shares of the Company's common stock.

Related Party Loans and Advances

The Company’s Chief Executive Officer loaned the Company $26,000 through a promissory note, on January 10, 2023, which was recorded in related party advances and used for working capital purposes. The note has no annual interest and matures on April 10, 2023, and was used for working capital purposes. If any event of default occurs, the full principal amount of this Note, together with interest, fees and any other amounts due will immediately become due and payable in cash. Upon an event of default, the interest rate on this Note will be 14% per annum. As of the date of this report we have not made any payments.

On December 9, 2022, the Company’s Chief Executive Officer, Amos Kohn loaned the Company $25,000 through a promissory note, which was recorded in related party advances and used for working capital purposes. The note carried no interest, unless it goes into default, and was due and payable on the maturity date of March 9, 2023. As of the date of this report we have not made any payments and therefore the note has gone into default and is now accruing interest at 14% per annum.

During the quarter ended December 31, 2022, the Company’s President, Marcus Charuvastra advanced the Company $14,000, and a non-officer employee of the Company advanced us $13,000. The advances were unsecured, interest-free and had no fixed terms of repayment. The loans were used for working capital purposes and recorded as related party advances. The $14,000 loan from Marcus Charuvastra was repaid in full in January 2023.

As of December 31, 2022 and 2021, there were balances due to our Officers and non-officer employee of $52,000 and $nil, respectively.

Related Party Accounts Payable

The Company is a majority owned subsidiary of Ault. During the year ended December 31, 2022, Ault made vendor payments on behalf of IMHC amounting to $28,000. This intercompany balance due to Ault is reflected in accounts payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Marcum LLP for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$397,000	$140,000

_________

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and registration statement and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS

2.1	Securities Purchase Agreement dated March 20, 2022 by and among Imperalis Holding Corp., BitNile Holdings, Inc and TurnOnGreen, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 21, 2022.
2.2	Form of Amendment to Securities Purchase Agreement, dated September 5, 2022. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed September 6, 2022.
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws of TurnOnGreen, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
4.1	Convertible Promissory Note, dated December 15, 2021, made by Imperalis Holding Corp. in favor of Digital Power Lending, LLC. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 21, 2021.
4.2	Description of Capital Stock
10.1	Convertible Promissory Note issued January 14, 2021. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed April 13, 2021.
10.2	Exchange Agreement between Imperalis Holding Corp. and Digital Power Lending, LLC, dated as of December 15, 2021. Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed December 21, 2021.
10.3	Share Exchange Agreement with CannaCure Sciences, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed April 13, 2021.
10.4	Form of Partnership Agreement, dated April 26, 2021, between TurnOnGreen, Inc. (formerly Coolisys Technologies Corp.) and ChargeLab, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2022.
10.5	Form of Distribution and Resale Agreement with Tesco Solutions LLC an Indiana based construction firm. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 6, 2022.
10.6	Form of Purchase Agreement with Unique Electric Solutions, a New York based entity. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 6, 2022.
10.7	Form of Best Western International Marketing Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 6, 2022.
10.8	Form of EV-olution Charging Systems Distribution Agreement. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 6, 2022.
10.9	Form of CED National Accounts Distribution Agreement. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 6, 2022.
10.10	Form of Electric Vehicle Charger Site License Agreement dated May 23, 2002 by and between TurnOnGreen and Sunrise Hills Commercial Association. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed September 6, 2022.
21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1/A filed February 9, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Pursuant to Rule 406 of Regulation S-T, the cover page is formatted in Inline XBRL (Inline eXtensible Business Reporting Language).
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 5, 2023

IMPERALIS HOLDING CORP.

By:	/s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Treasurer, Secretary and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 5, 2023	/s/ Amos Kohn
Amos Kohn, Chief Executive Officer and Director

April 5, 2023	/s/ Marcus Charuvastra
Marcus Charuvastra, Director

April 5, 2023	/s/ Douglas Gintz
Douglas Gintz, Director

