Form 10-Q
period 2023-03-31
IMPERALIS HOLDING CORP.
filed 2023-05-15
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,694,837 shares of common stock as of May 13, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,000	$95,000
Accounts receivable	716,000	1,022,000
Inventories	2,461,000	2,595,000
Prepaid expenses	693,000	684,000
TOTAL CURRENT ASSETS	3,891,000	4,396,000

Property and equipment, net	397,000	326,000
Right-of-use assets	1,533,000	1,661,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$6,091,000	$6,653,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,066,000	$1,147,000
Accrued expenses and other current liabilities	2,366,000	1,971,000
Operating lease liability, current	578,000	561,000
Related party advances	76,000	52,000
TOTAL CURRENT LIABILITIES	4,086,000	3,731,000

LONG TERM LIABILITIES
Operating lease liability, non-current	1,102,000	1,251,000
Other long term liabilities	72,000	59,000
TOTAL LIABILITIES	5,260,000	5,041,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of March 31, 2023 and December 31, 2022	25,000,000	25,000,000

STOCKHOLDER’S DEFICIT:
Common Stock, par value $0.001 a share; 750,000,000 shares authorized: 172,694,837 shares issued and outstanding at March 31, 2023 and December 31, 2022	173,000	173,000
Additional paid-in capital	13,421,000	12,691,000
Accumulated deficit	(37,763,000)	(36,252,000)
TOTAL STOCKHOLDERS’ DEFICIT	(24,169,000)	(23,388,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$6,091,000	$6,653,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$876,000	$1,129,000
Cost of revenue	517,000	666,000
Gross profit	359,000	463,000

Operating expenses:
Research and development	119,000	206,000
General and administration	857,000	849,000
Selling and marketing	392,000	341,000
Total operating expenses	1,368,000	1,396,000
Operating loss	(1,009,000)	(933,000)
Other expense:
Interest	2,000	-
Total other expense	2,000	-
Net loss	(1,011,000)	(933,000)

Preferred Dividends	(500,000)	-
Net loss available to common stockholders	(1,511,000)	(933,000)

Net loss per common share basic and diluted:	$(0.01)	$-

Weighted average common shares, basic and diluted	172,694,837	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from Parent	-	-	730,000	-	730,000
Preferred dividends	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	(1,011,000)	(1,011,000)
Balance, March 31, 2023	172,694,837	$173,000	$13,421,000	$(37,763,000)	$(24,169,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from Parent	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	(933,000)	(933,000)
Balance, March 31, 2022	-	$-	$10,393,000	$(32,326,000)	$(21,933,000)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2023	2022
Net loss	$(1,511,000)	$(933,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,000	6,000
Amortization of right-of-use assets	128,000	120,000
Increase in contribution from parent for corporate overhead	153,000	60,000
Changes in operating assets and liabilities
Accounts receivable	306,000	225,000
Prepaid expenses and other assets	(95,000)	1,019,000
Inventory	134,000	(1,321,000)
Accounts payable	(81,000)	91,000
Lease and warranty liabilities	(119,000)	16,000
Other current liabilities	395,000	23,000
Net cash used in operating activities	(668,000)	(694,000)

Cash flows from investing activities:
Purchase of property and equipment	(7,000)	(75,000)
Cash used in investing activities	(7,000)	(75,000)

Cash flows from financing activities:
Proceeds from contribution from parent	577,000	950,000
Related party advances, net of payments	24,000	-
Net cash provided by financing activities	601,000	950,000

Net (decrease) increase in cash and cash equivalents	(74,000)	181,000
Cash at beginning of period	95,000	112,000
Cash at end of period	$21,000	$293,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

1. DESCRIPTION OF BUSINESS

Overview

Imperalis Holding Corp. d/b/a TurnOnGreen, Inc. (“IMHC” or “Imperalis”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies (collectively, the “Company”), is an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company. The Company designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power conversion systems and power system solutions for mission-critical applications and processes electronic products as well as EV charging solutions to diverse industries, markets and sectors including e-Mobility, medical, military, telecommunications, and industrial.

IMHC was incorporated in Nevada on April 5, 2005 and is a subsidiary of Ault Alliance, Inc., a Delaware corporation (the “Parent” or “Ault”) and currently operates as a reporting segment of Ault.

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. Management believes that the Company will continue to incur operating and net losses each quarter until at least the time it begins significant deliveries of its products. The Company’s inability to continue as a going concern could have a negative impact on the Company, including its ability to obtain needed financing. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

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

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2023.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Leases

 The Company acts as sublessor in a leasing arrangement related to a sublease of one of the Company's leased office spaces. Fixed sublease payments received are recognized on a straight-line basis over the sublease term.

Capitalized Software Development Costs - Cloud Computing Arrangements

The Company enters into cloud computing arrangements which comprise of hosting arrangements which are service contracts, whereby the Company gains access to use enterprise software hosted by the vendor on an as-needed basis for a period of time in exchange for a subscription fee. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. These capitalized implementation costs are presented within property and equipment on the balance sheets and are amortized over the term of the associated hosting arrangement on a straight-line basis. The monthly access fee is recognized within general and administrative expenses.

New Accounting Guidance – Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We adopted ASU 2021-08 as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements as we have not had any business combinations in 2023.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment approach in legacy U.S. GAAP with a methodology that reflects future credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. We adopted ASC 326 as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements not yet Adopted

The Company does not expect that any recently issued accounting guidance will have a significant effect on its consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Primary Geographical Markets
North America	$784,000	$1,012,000
Europe	-	19,000
Other	92,000	98,000
Total Revenue	$876,000	$1,129,000

Major Goods
Power supply units	$825,000	$1,096,000
EV chargers	51,000	33,000
Total Revenue	$876,000	$1,129,000

Timing of Revenue Recognition
Revenue recognized over time	$3,000	$-
Goods transferred at a point in time	873,000	1,129,000
Total Revenue	$876,000	$1,129,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$142,000	16%	$261,000	23%
Customer B	$97,000	11%	$165,000	12%

5. TRADE RECEIVABLES

As of March 31, 2023 and December 31, 2022, the Company had related party receivables of $0 and $25,000, respectively.

The following table provides the percentage of total trade receivables attributable to a single customer that accounts for 10% or more of the Company’s outstanding receivables:

	As of	As of
	March 31, 2023	December 31, 2022
Customer A	17.2%	10.9%
Customer B	12.9%	9.9%
Customer C	10.5%	-%
Customer D	10.1%	3.8%
Customer E	1.0%	19.5%
Customer F	2.2%	16.6%

6. PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$559,000	$667,000
Computers and software	89,000	-
Leasehold improvements, furniture and equipment	208,000	207,000
EV chargers	118,000	115,000
Gross property and equipment	974,000	989,000
Less: accumulated depreciation and amortization	(577,000)	(663,000)
Property and equipment, net	$397,000	$326,000

Depreciation and amortization expense related to property and equipment was $22,000 and $6,000 for the three months ended March 31, 2023 and 2022, respectively.

Asset retirement obligations as of each March 31, 2023 and December 31, 2022, were $3,000.

7. INVENTORIES

As of March 31, 2023 and December 31, 2022, inventories consisted of:

	March 31, 2023	December 31, 2022
Raw materials, parts and supplies	$773,000	$788,000
Finished products	1,688,000	1,807,000
Total inventories	$2,461,000	$2,595,000

8. WARRANTY LIABILITY

As of March 31, 2023 and December 31, 2022, the Company’s total accrued warranty liability was as follows:

	March 31, 2023	December 31, 2022
Beginning warranty liability	$59,000	$54,000
Warranty expenses incurred	-	-
Additional liability accrued	-	5,000
Total accrued warranty	59,000	59,000
Less: accrued warranty - current	$16,000	$16,000
Accrued warranty – non-current	$43,000	$43,000

9. ACCRUED EXPENSESAND OTHER CURRENT LIABILITIES

As of March 31, 2023 and December 31, 2022, accrued expenses, warranty and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Customer prepayments	$202,000	$276,000
Accrued legal contingencies	681,000	681,000
Dividends payable	1,139,000	639,000
Warranty liability, current	16,000	17,000
Other accrued liabilities	89,000	103,000
Accrued payroll and payroll taxes	239,000	255,000
Total other current liabilities	$2,366,000	$1,971,000

10. LEASES

Office and Warehouse Leases and Sublease

During the three months ended March 31, 2023, the Company was a lessee/sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and we recognized $11,000 of income related to the sublease. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net lease expenses, recorded within operating expenses on the Company's Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$162,000	$162,000
Short-term lease cost	-	-
Variable lease cost	-	-
Less: Sublease income	(11,000)	-
Total	$151,000	$162,000

11. RELATED PARTY TRANSACTIONS

Ault Lending, LLC (“Ault Lending” or “AL”) and the Company are both subsidiaries of Ault. David Katzoff, who serves as the Company’s Chief Financial Officer, is also the manager of Ault Lending. As a result, AL is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under Ault. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of Ault. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. Ault allocated $153,000 and $60,000 of costs for the three months ended March 31, 2023 and 2022, respectively. These costs were treated as additional paid-in capital.

Contributions From Parent

The Company previously received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $577,000 and $950,000 for the three months ended March 31, 2023 and 2022, respectively. These amounts are reflected in additional paid-in capital.

Related Party Receivables

As of March 31, 2023 and December 31, 2022, the Company had related party receivables of $0 and $25,000, respectively.

Related Party Advances

During the quarter ended March 31, 2023, our Officer, Amos Kohn loaned to the Company $26,000. The note has no annual interest, matured on April 10, 2023, and was used for working capital purposes. Upon an event of default, the interest rate on this Note will be 14% per annum. As of the date of this report we have not made any payments and therefore the note is in default and is now accruing interest at 14% per annum.

During the quarter ended March 31, 2023, a non-officer employee of the Company advanced us $25,000. The advance is unsecured, interest-free and has no fixed terms of repayment. The loan was used for working capital purposes and recorded as related party advances.

On December 9, 2022, our Officer, Amos Kohn loaned the Company $25,000, which was recorded in related party advances and used for working capital purposes. The note carried no interest, unless it goes into default, and was due and payable on the maturity date of March 9, 2023. As of the date of this report we have not made any payments and therefor the note is in default and is now accruing interest at 14% per annum. During the quarter ended March 31, 2023, the Company incurred an interest expense of $1,000 in relation to this note.

During the quarter ended December 31, 2022, our Officer Marcus Charuvastra advanced the Company $14,000, and a non-officer employee of the Company advanced us $13,000. The advances were unsecured, interest-free and had no fixed terms of repayment. The loans were used for working capital purposes and recorded as related party advances.

During the quarter ended March 31, 2023, the $14,000 advance from Marcus Charuvastra, the Company’s President, and the $13,000 advance from the non-officer employee were repaid in full.

As of March 31, 2023 and December 31, 2022, there were balances due to the Company’s officers and non-officer employee of $76,000 and $52,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

The Company has accrued $681,000 in connection with legal contingencies as of each March 31, 2023 and December 31, 2022.

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

Non-cancelable Obligations

In the normal course of business, we enter into non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of March 31, 2023, we had outstanding non-cancelable purchase obligations with terms of two years or longer aggregating $60,000.

13. LOSS PER SHARE

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the three months ended March 31, 2023 and 2022, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company's common stock, consist of the following at March 31, 2023 and 2022:

	March 31,
	2023	2022
Convertible notes	10,961,000	20,367,000
Convertible preferred stock	25,000,000	25,000,000
Total	35,961,000	45,367,000

14. STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue seven hundred fifty million (750,000,000) shares of Common Stock, par value $0.001 per share and ten million (10,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designed as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares, which can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of Common Stock of the Corporation, voting together as a single class. As of each March 31, 2023 and December 31, 2022, there were 172,694,837 shares of Common Stock issued and outstanding and as of each March 31, 2023 and December 31, 2022, there were 25,000 shares of series A preferred stock issued and outstanding.

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

15. CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2023 and December 31, 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	March 31, 2023	December 31, 2022
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	$45,000	$45,000
Total convertible notes payable				$45,000	$45,000

The Company has Convertible Promissory notes payable to Opportunity Fund, LLC in the amount of $45,000 (the “Note”). The Note allows for advances up to maximum amount of $75,000. The principal, together with any accrued but unpaid interest on the amount of principal, is convertible upon request by the noteholder at a conversion price of $0.005 per share.

As of March 31, 2023 and December 31, 2022, the outstanding convertible notes payable had accrued interest of $10,000 and $9,000, respectively.

16. SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On April 6, 2023 (the "Closing Date"), the Company entered into a Purchase Agreement (the "Agreement") with FAR Holdings International, LLC (the "Investor") pursuant to which the Company borrowed $250,000 and issued a promissory note to the Investor in the principal face amount of $300,000. The Company also issued to the Investor warrants (the "Warrants") to purchase an aggregate of 1,000,000 shares of common stock, par value $0.001 per share of the Company (the "Warrant Shares").

The promissory note was issued with an original issuance discount of $50,000, and bears no interest. The Company is required to pay the Investor $100,000 on May 6, 2023, June 6, 2023, and the maturity date of July 6, 2023. The promissory note also allows prepayment without any penalty. The promissory note contains a single event of default if the Company fails to make payments within five business days when due, then the Company must pay the Investor a default fee of three percent (3%) of the amount due.

The Warrants entitle the holder to purchase shares of Common Stock for a period of five years at an exercise price of $0.044 per share, subject to adjustment. The exercise price of each Warrant is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

As of the date of this report we have not made any payments and therefore the promissory note is in default and a default fee of $3,000 is now due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “approximate,” “might,” “budget,” “forecast,” “shall,” “project,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or our ability to successfully remediate the material weakness in our internal control over financial reporting in an appropriate and timely manner or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 5, 2023. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

Results of Operations

For the Three Months Ended March 31, 2023 and 2022:

	2023	2022	Change ($)	Change (%)
Revenue	$876,000	$1,129,000	$(253,000)	(22)%
Cost of revenue	517,000	666,000	(149,000)	(22)%
Gross profit	359,000	463,000	(104,000)	(22)%
Operating expenses:
Research and development	119,000	206,000	(87,000)	(42)%
General and administrative	857,000	849,000	8,000	1%
Selling and marketing	392,000	341,000	51,000	15%
Total operating expenses	1,368,000	1,396,000	(28,000)	(2)%
Operating loss	(1,009,000)	(933,000)	76,000	8%
Other expense:
Interest	2,000	-	2,000	100%
Total other expense	2,000	-	2,000	100%
Net loss	(1,011,000)	(933,000)	(78,000)	8
Preferred dividends	(500,000)	-
Net loss available to common stockholders	$(1,511,000)	$(933,000)

Revenue and Gross Profit

During the three month period ended March 31, 2023, we had decreased revenues of $253,000 and decreased gross profits of $104,000 compared to the three month period ended March 31, 2022, primarily due to our increased sales in the three month period ended March 31, 2022, related to a large project which was discontinued in 2022, that drove increased production and deliveries in 2022.

Net Loss and Operating Expenses

During the three months ended March 31, 2023, our net loss increased by $78,000 compared to the three month period ended March 31, 2022, primarily due to audit fees and overhead allocations increasing by $150,000, and $124,000, respectively, partially offset primarily by decreased payroll costs and safety license fees of $113,000 and $95,000, respectively.

Net Loss Available to Common Stockholders

During the third quarter of 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common stockholders of $500,000 for the three month period ended March 31, 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to valuation of inventories, accruals of certain liabilities including product warranties, and useful lives of assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of March 31, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

We have begun to implement the actions below (including appropriate staffing to execute such actions) in the following areas to strengthen our internal control over financial reporting in an effort to remediate the material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of these outstanding matters include speculative or indeterminate monetary amounts. We record an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being a loss and the estimated amount of loss related to such matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 29, 2022.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 15, 2023

IMPERALIS HOLDING CORP.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)