Form 10-Q
period 2023-06-30
IMPERALIS HOLDING CORP.
filed 2023-08-17
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,936,207shares of common stock as of August 11, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,000	$95,000
Accounts receivable	507,000	1,022,000
Inventories	2,179,000	2,595,000
Prepaid expenses	624,000	684,000
TOTAL CURRENT ASSETS	3,375,000	4,396,000

Property and equipment, net	378,000	326,000
Right-of-use assets	1,402,000	1,661,000
Other noncurrent assets	271,000	270,000
TOTAL ASSETS	$5,426,000	$6,653,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$846,000	$1,147,000
Dividends payable	1,645,000	639,000
Accrued expenses and other current liabilities	620,000	597,000
Accrued legal contingencies	1,066,000	681,000
Operating lease liability, current	594,000	561,000
Notes payable and convertible notes	350,000	54,000
Related party notes and advances payable	766,000	52,000
TOTAL CURRENT LIABILITIES	5,887,000	3,731,000

LONG TERM LIABILITIES
Operating lease liability, non-current	945,000	1,251,000
Other long term liabilities	72,000	59,000
TOTAL LIABILITIES	6,904,000	5,041,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of June 30, 2023 and December 31, 2022	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 750,000,000 shares authorized as of June 30, 2023 and December 30, 2022: 172,694,837 shares issued and outstanding at June 30, 2023 and December 31, 2022	173,000	173,000
Additional paid-in capital	13,460,000	12,691,000
Accumulated deficit	(40,111,000)	(36,252,000)
TOTAL SHAREHOLDERS’ DEFICIT	(26,478,000)	(23,388,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$5,426,000	$6,653,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$724,000	$1,062,000	$1,600,000	$2,191,000
Cost of revenue	775,000	672,000	1,292,000	1,338,000
Gross (loss) profit	(51,000)	390,000	308,000	853,000

Operating expenses:
Research and development	88,000	304,000	207,000	510,000
Selling and marketing	420,000	319,000	812,000	660,000
General and administration	1,196,000	771,000	2,053,000	1,620,000
Total operating expenses	1,704,000	1,394,000	3,072,000	2,790,000
Operating loss	(1,755,000)	(1,004,000)	(2,764,000)	(1,937,000)
Other expense:
Interest	87,000	-	89,000	-
Total other expense	87,000	-	89,000	-
Net loss	(1,842,000)	(1,004,000)	(2,853,000)	(1,937,000)

Preferred Dividends	(506,000)	-	(1,006,000)	-
Net loss available to common shareholders	$(2,348,000)	$(1,004,000)	$(3,859,000)	$(1,937,000)

Net loss per common share basic and diluted:	$(0.01)	$-	$(0.02)	$-

Weighted average common shares, basic and diluted	172,694,837	-	172,694,837	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from parent	-	-	730,000	-	730,000
Preferred dividends	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	(1,011,000)	(1,011,000)
Balance, March 31, 2023	172,694,837	173,000	13,421,000	(37,763,000)	(24,169,000)
Fair value of warrants issued	-	-	39,000	-	39,000
Preferred dividends	-	-	-	(506,000)	(506,000)
Net loss	-	-	-	(1,842,000)	(1,842,000)
Balance, June 30, 2023	172,694,837	$173,000	$13,460,000	$(40,111,000)	$(26,478,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from parent	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	(933,000)	(933,000)
Balance, March 31, 2022	-	-	10,393,000	(32,326,000)	(21,933,000)
Contribution from parent	-	-	1,250,000	-	1,250,000
Net loss	-	-	-	(1,004,000)	(1,004,000)
Balance, June 30, 2022	-	$-	$11,643,000	$(33,330,000)	$(21,687,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2023	2022
Net loss	$(3,859,000)	$(1,937,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,000	30,000
Amortization of right-of-use assets	258,000	240,000
Amortization of debt and warrant discounts	85,000
Inventory allowance	317,000	-
Increase in contribution from parent for corporate overhead	153,000	160,000
Changes in operating assets and liabilities
Accounts receivable	515,000	(281,000)
Prepaid expenses and other assets	(23,000)	959,000
Inventory	99,000	(1,457,000)
Accounts payable	85,000	327,000
Dividends payable	1,006,000	-
Lease and warranty liabilities	(261,000)	(108,000)
Other current liabilities	23,000	320,000
Net cash used in operating activities	(1,557,000)	(1,747,000)

Cash flows from investing activities:
Purchase of property and equipment	(14,000)	(146,000)
Cash used in investing activities	(14,000)	(146,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	714,000	-
Proceeds from contribution from parent	577,000	2,101,000
Proceeds from issuance of warrants	39,000	-
Proceeds from note payable, net of discount	211,000	-
Net cash provided by financing activities	1,541,000	2,101,000

Net (decrease) increase in cash and cash equivalents	(30,000)	208,000
Cash at beginning of period	95,000	112,000
Cash at end of period	$65,000	$320,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

1. DESCRIPTION OF BUSINESS

Overview

Imperalis Holding Corp. d/b/a TurnOnGreen, Inc. (“IMHC” or “Imperalis”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power” or “DPC”) and TOG Technologies Inc. (collectively, the “Company”), is an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company. The Company designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power conversion systems and power system solutions for mission-critical applications and processes electronic products as well as EV charging solutions to diverse industries, markets and sectors including e-Mobility, medical, military, telecommunications, and industrial.

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

The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2023.

New Accounting Guidance – Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We adopted ASU 2021-08 as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements as we have not had any business combinations in 2023.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment approach in legacy U.S. GAAP with a methodology that reflects future credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. We adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements not yet Adopted

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Primary Geographical Markets
North America	$542,000	$822,000	$1,326,000	$1,834,000
Europe	-	28,000	-	47,000
Other(1)	182,000	212,000	274,000	310,000
Total Revenue	$724,000	$1,062,000	$1,600,000	$2,191,000

Major Goods
Power supply units(1)	$645,000	$1,016,000	$1,470,000	$2,112,000
EV chargers	79,000	46,000	130,000	79,000
Total Revenue	$724,000	$1,062,000	$1,600,000	$2,191,000

Timing of Revenue Recognition
Revenue recognized over time	$3,000	$-	$6,000	$-
Goods transferred at a point in time(1)	721,000	1,062,000	1,594,000	2,191,000
Total Revenue	$724,000	$1,062,000	$1,600,000	$2,191,000
(1)	The Company had related party sales during each of the three and six months ended June 30, 2023 of $4,000, and $0 for each of the three and six months ended June 30, 2022.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$173,000	24%	$236,000	15%
Customer B	$115,000	16%	$190,000	15%
Customer C	$99,000	14%	$241,000	12%

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$259,000	24%	$263,000	12%
Customer B	$-	-%	$261,000	12%

5. TRADE RECEIVABLES

As of June 30, 2023 and December 31, 2022, the Company had related party receivables of $2,000 and $25,000, respectively.

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	June 30, 2023	December 31, 2022
Customer A	26%	-%
Customer B	14%	11%
Customer C	5%	20%
Customer D	-%	10%
Customer E	-%	17%

6. PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$559,000	$667,000
Computers and software	89,000	-
Leasehold improvements, furniture and equipment	208,000	207,000
EV chargers	122,000	115,000
Gross property and equipment	978,000	989,000
Less: accumulated depreciation and amortization	(600,000)	(663,000)
Property and equipment, net	$378,000	$326,000

Depreciation and amortization expense related to property and equipment was $23,000 and $24,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $45,000 and $30,000 for the six months ended June 30, 2023 and 2022, respectively.

In 2023, the Company abandoned certain machinery and equipment when the Company moved to its new California offices.

Asset retirement obligations as of each June 30, 2023 and December 31, 2022, were $3,000.

7. INVENTORIES

As of June 30, 2023 and December 31, 2022, inventories consisted of:

	June 30, 2023	December 31, 2022
Raw materials, parts and supplies	$772,000	$788,000
Finished products	1,407,000	1,807,000
Total inventories	$2,179,000	$2,595,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Customer prepayments	$284,000	$276,000
Warranty liability, current	16,000	16,000
Other accrued liabilities	78,000	50,000
Accrued payroll and payroll taxes	242,000	255,000
Total other current liabilities	$620,000	$597,000

9. LEASES

Office and Warehouse Leases and Sublease

During the six months ended June 30, 2023, the Company was a lessee/sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and we recognized $36,000 of income related to the sublease. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$162,000	$324,000
Short-term lease cost	-	-
Variable lease cost	-	-
Less: Sublease income	(25,000)	(36,000)
Total	$137,000	$288,000

10. RELATED PARTY TRANSACTIONS

Ault Lending, LLC (“Ault Lending” or “AL”) and the Company are both subsidiaries of Ault. David Katzoff, who serves as the Company’s Chief Financial Officer, is also the manager of Ault Lending. As a result, AL is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under Ault. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of Ault. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. Ault allocated $223,000 of costs in the three month period ended June 30, 2023 that have been included in related party notes payable (see below). Ault allocated $153,000 of costs in the three month period ended March 31, 2023 that are recorded as additional paid-in capital. In the prior year period, Ault allocated $70,000 and $130,000 for the three and six months ended June 30, 2022, respectively. These costs in the prior year period were treated as additional paid-in capital.

Contributions From Parent

The Company previously received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses. The Company received $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively and are reflected in additional paid-in capital.

Related Party Sales and Receivables

The Company recognized related party sales revenue during each of the three and six months ended June 30, 2023 of $4,000, and $0 for each of the three and six month periods ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the Company had related party receivables of $2,000 and $25,000, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and at June 30, 2023 and December 31, 2022, were comprised of the following:

	Interest rate	Due date	June 30, 2023	December 31, 2022
Ault advance payable	-	-	$701,000	$-
Chief executive officer March 2023 note payable	14%	April 10, 2023	26,000	-
Non-officer June 2023 advance payable	-	-	14,000	-
Chief executive officer December 2022 note payable	14%	March 9, 2023	25,000	25,000
Officer December 2022 advance payable	-	-	-	14,000
Non-officer December 2022 advance payable	-	-	-	13,000
Total related party notes and advances payable			$766,000	$52,000

During the three months ended June 30, 2023, Ault and the Company’s management determined that all allocations and capital funding provided to us by Ault beginning April 1, 2023, would be repaid and treated as a related party note payable. During the three months ended June 30, 2023, Ault advanced us $478,000, net of repayments of $250,000, and allocated $223,000 of corporate overhead. As of June 30, 2023 the total balance of $701,000 was, interest-free, had no fixed terms of repayment and is recorded related party notes and advances payable.

During the quarter ended June 30, 2023, a non-officer employee of the Company advanced us $14,000. The advance is unsecured, interest-free and has no fixed terms of repayment.

During the three and six months ended June 30, 2023, the Company incurred an interest expense of $2,000 and $4,000, respectively, in relation chief executive officers’ notes issued.

11. COMMITMENTS AND CONTINGENCIES

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

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff-William Gordon, filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against us and in favor of Mr. Gordon in the amount of $1,065,621 inclusive of interest, legal fees, administrative fees and expenses. The award was based on Mr. Gordon’s employment agreement with DPC, and Mr. Gordon’s promissory note with Coolisys Technologies Corp. aka DPC. Mr. Gordon was deemed the prevailing party.

The Company has accrued $1.1 million in connection with legal contingencies as of June 30, 2023 and $681,000 as of December 31, 2022.

Non-cancelable Obligations

In the normal course of business, the Company enters into non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of June 30, 2023 and December 31, 2022, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $54,000 and $0, respectively.

12. LOSS PER SHARE

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the six months ended June 30, 2023 and 2022, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at June 30, 2023 and 2022:

	June 30,
	2023	2022
Warrants	1,000,000	-
Convertible notes	11,186,065	20,992,000
Convertible preferred stock	25,000,000	25,000,000
Total	37,186,065	45,992,000

13. SHAREHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue 750 million (750,000,000) shares of common stock, par value $0.001 per share and ten million (10,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designed as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares, which can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of common stock of the Corporation, voting together as a single class. As of each June 30, 2023 and December 31, 2022, there were 172,694,837 shares of common stock issued and outstanding and as of each June 30, 2023 and December 31, 2022, there were 25,000 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding.

Common Stock

The holders of the Company’s common stock have equal ratable rights to dividends from funds legally available therefore, when, and if declared by the Company’s board of directors. Holders of common stock are also entitled to share ratably in all of the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs.

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

14. STOCK BASED COMPENSATION

On June 27, 2023, the Company held a special meeting of shareholders and the shareholders voted and approved three proposals presented for a vote, including approving the Imperalis Holding Corp. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of June 30, 2023, no shares had been issued under the plan.

15. CONVERTIBLE NOTES PAYABLE

Convertible notes payable included in accrued expenses and other current liabilities at June 30, 2023 and December 31, 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	June 30, 2023	December 31, 2022
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	$45,000	$45,000
Total convertible notes payable				$45,000	$45,000

The Company has convertible promissory notes payable to Opportunity Fund, LLC in the amount of $45,000 (the “Note”). The Note allows for advances up to maximum amount of $75,000. The principal, together with any accrued but unpaid interest on the amount of principal, is convertible upon request by the noteholder at a conversion price of $0.005 per share.

As of June 30, 2023 and December 31, 2022, the outstanding convertible notes payable had accrued interest of $11,000 and $9,000, respectively.

16. NOTES PAYABLE

Notes payable at June 30, 2023:

	Status	Default rate	June 30, 2023
Promissory note payable	In Default	3%	$300,000

The Company borrowed $250,000 and issued a promissory note to the FAR Holdings International, LLC (the “Investor”) in the principal face amount of $300,000. The Company also issued the Investor warrants (the “Warrants”) to purchase an aggregate of 1,000,000 shares of common stock, par value of $0.001 per share (the “Warrant Shares”).

The promissory note was issued with an original issuance discount of $50,000 and bears no interest. The Company is required to pay the Investor $100,000 on May 6, 2023, June 6, 2023, and on the maturity date of July 6, 2023. The promissory note contains a single event of default if the Company fails to make payments within five business days when due.

As of June 30, 2023 the Company had not made any payments and therefore the promissory note was in default. As of June 30, 2023 the Company had accrued default fees of $18,000 recorded within other accrued liabilities.

The Warrants entitle the holder to purchase shares of common stock for a period of five years from the date of issuance at an exercise price of $0.044 per share, subject to adjustment and vested immediately. The exercise price of each Warrant is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. Because the Warrants vested immediately, the fair value was assessed on the date of inception.

The proceeds from the sale of the promissory note and warrants of $250,000, were allocated based on their relative stand-alone fair values. The fair value of the promissory note was $289,000 and was estimated using the discounted cash flow method under the income approach on the date of issuance. The $39,000 allocated to the warrants was accounted for as paid in capital and debt discount amortized using the effective rate of interest over the life of the promissory note. The fair value of the Warrants was determined on a stand-alone basis as $53,000 and was measured using the Black-Scholes option pricing model utilizing the following assumptions:

Capped Volume
Term	5 years
Exercise Price	$0.044
Volatility	270.6%
Risk-free interest rate	3.37%
Underlying stock price	$0.055
Expected dividend yield	-

17. SUBSEQUENT EVENTS

The Company’s convertible promissory notes payable to Opportunity Fund, LLC in the amount of $56,000 of convertible notes and accrued interest were converted into 11.2 million shares of common stock at the Opportunity Fund’s option at a conversion price of $0.005 per share.

On August 15th the Company entered into a loan and security agreement (the “security agreement”) with AAI in relation to the June 30, 2023 outstanding related party advance of $701,000. The security agreement accrues interest at 10% per annum, had a principal balance of approximately $1,080,000, permits and aggregate loan amount of $2 million and is due within 5 business days after written demand for payment is made. AAI shall have the right to terminate its obligation to make credit extensions under this security agreement immediately and without notice upon the occurrence and during the continuance of an event of default. After December 31, 2023, AAI will not be obligated to make any further advances.

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

Plan of Operations

We are an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company, through our wholly owned subsidiaries Digital Power Corporation (“DPC”) and TOG Technologies Inc. (“TOGT”), design, develop, manufacture and sell highly engineered, feature-rich, high-grade-power conversion and power system solutions to diverse industries and markets including e-Mobility, medical, military, telecommunications, and industrial as well as design and provide a line of advanced EV charging solutions. Through DPC, we provide solutions which leverage a combination of low leakage power emissions, very high-power density with power efficiency, flexible design leveraging customized firmware and short time to market. Our designed and manufactured, highly engineered, precision power conversion and control solutions serve mission-critical applications and processes. Through TOGT, we market and sell a line of scalable EV residential, commercial and ultra-fast charging products and comprehensive charging management software and network services. The business represents a natural outgrowth from our proprietary core power technologies to optimizing the design and performance of EV charging solutions.

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

On March 20, 2022, IMHC entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (the “Parent” or “AAI”). Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to us all of the outstanding shares of common stock of TOGI held by the Parent, and in consideration for the issuance by IMHC to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of our common stock at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the common stock on an as-converted basis. Immediately following the Acquisition, TOGI became our wholly owned subsidiary, and subsequent thereto, TOGI was merged with and into our company, pursuant to which TOGI ceased to exist. TurnOnGreen continues to be led by its Chief Executive Officer, Amos Kohn and its President, Marcus Charuvastra.

Results of Operations

For the Three Months Ended June 30, 2023 and 2022:

	2023	2022	Change ($)	Change (%)
Revenue	$724,000	$1,062,000	$(338,000)	-32%
Cost of revenue	775,000	672,000	103,000	15%
Gross (loss) profit	(51,000)	390,000	(441,000)	-113%
Operating expenses:
Research and development	88,000	304,000	(216,000)	-71%
Selling and marketing	420,000	319,000	101,000	32%
General and administrative	1,196,000	771,000	425,000	55%
Total operating expenses	1,704,000	1,394,000	310,000	22%
Operating loss	(1,755,000)	(1,004,000)	751,000	75%
Other expense:
Interest	87,000	-	87,000	100%
Total other expense	87,000	-	87,000	100%
Net loss	(1,842,000)	(1,004,000)	(838,000)	-83%
Preferred dividends	(506,000)	-
Net loss available to common shareholders	$(2,348,000)	$(1,004,000)

Revenue and Gross (Loss) Profit

During the three month period ended June 30, 2023, we had decreased revenues of $338,000 and decreased gross profits of $441,000 compared to the three month period ended June 30, 2022, primarily due to our decreased sales in the three month period ended June 30, 2023, related to a large project which was discontinued in 2022, that drove increased production and deliveries in 2022. Additionally, our cost of revenue increased for the three month period ended June 30, 2023, primarily due to a higher charge for excess and obsolete inventory.

Net Loss and Operating Expenses

During the three months ended June 30, 2023, our net loss increased by $838,000 compared to the three month period ended June 30, 2022, primarily due to decreased revenues coupled with legal fees, overhead allocations, inventory write downs and interest expense increasing by $384,000, $153,000, $97,000 and $87,000, respectively. The increases were partially offset primarily due to decreased safety fees and travel costs of $211,000 and $25,000, respectively.

Net Loss Available to Common Shareholders

During the third quarter of 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders of $506,000 for the three month period ended June 30, 2023.

For the Six Months Ended June 30, 2023 and 2022:

	2023	2022	Change ($)	Change (%)
Revenue	$1,600,000	$2,191,000	$(591,000)	-27%
Cost of revenue	1,292,000	1,338,000	(46,000)	-3%
Gross profit	308,000	853,000	(545,000)	-64%
Operating expenses:
Research and development	207,000	510,000	(303,000)	-59%
Selling and marketing	812,000	660,000	152,000	23%
General and administrative	2,053,000	1,620,000	433,000	27%
Total operating expenses	3,072,000	2,790,000	282,000	10%
Operating loss	(2,764,000)	(1,937,000)	827,000	43%
Other expense:
Interest	89,000	-	89,000	100%
Total other expense	89,000	-	89,000	100%
Net loss	(2,853,000)	(1,937,000)	(916,000)	-47%
Preferred dividends	(1,006,000)	-
Net loss available to common shareholders	$(3,859,000)	$(1,937,000)

Revenue and Gross Profit

During the six month period ended June 30, 2023, we had decreased revenues of $591,000 and decreased gross profits of $545,000 compared to the six month period ended June 30, 2022, primarily due to our decreased sales in the six month period ended June 30, 2023, related to a large project which was discontinued in 2022, that drove increased production and deliveries in 2022.

Net Loss and Operating Expenses

During the six months ended June 30, 2023, our net loss increased by $916,000 compared to the six month period ended June 30, 2022, primarily due to decreased gross profit of $545,000 coupled with increased legal costs, overhead allocations and audit and consulting fees increasing by $384,000, $247,000, and $124,000, respectively. The increases were partially offset primarily by decreased safety fees and payroll costs of $308,000 and $119,000, respectively.

Net Loss Available to Common Shareholders

During the third quarter of 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders of $1.0 million for the six month period ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of June 30, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 29, 2022.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 12, 2023.
10.1	Form of Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 12, 2023.
10.2	Form of Promissory Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 12, 2023.
10.3	2023 Stock Incentive Plan. Incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed June 16, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 17, 2023

IMPERALIS HOLDING CORP.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David J. Katzoff
David J. Katzoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

