Form 10-Q
period 2023-09-30
IMPERALIS HOLDING CORP.
filed 2023-11-14
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,940,142 shares of common stock as of November 13, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,000	$95,000
Accounts receivable	696,000	1,022,000
Inventories	1,873,000	2,595,000
Prepaid expenses	672,000	684,000
TOTAL CURRENT ASSETS	3,276,000	4,396,000

Property and equipment, net	369,000	326,000
Right-of-use assets	1,269,000	1,661,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$5,184,000	$6,653,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Preferred stock series A	$25,000,000	$-
Accounts payable	1,178,000	1,147,000
Dividends payable	2,156,000	639,000
Accrued legal contingencies	1,066,000	681,000
Accrued expenses and other current liabilities	1,012,000	651,000
Operating lease liability, current	611,000	561,000
Related party notes and advances payable	1,437,000	52,000
TOTAL CURRENT LIABILITIES	32,460,000	3,731,000

LONG TERM LIABILITIES
Operating lease liability, non-current	785,000	1,251,000
Other long term liabilities	72,000	59,000
TOTAL LIABILITIES	33,317,000	5,041,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2022	-	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of September 30, 2023 and 750,000,000 as of December 31, 2022: 183,937,832 shares issued and outstanding at September 30, 2023 and 172,694,837 as of December 31, 2022, respectively	184,000	173,000
Additional paid-in capital	13,504,000	12,691,000
Accumulated deficit	(41,821,000)	(36,252,000)
TOTAL SHAREHOLDERS’ DEFICIT	(28,133,000)	(23,388,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$5,184,000	$6,653,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,166,000	$1,827,000	$2,766,000	$4,018,000
Cost of revenue	1,138,000	931,000	2,430,000	2,269,000
Gross profit	28,000	896,000	336,000	1,749,000

Operating expenses:
Research and development	97,000	71,000	304,000	581,000
Selling and marketing	339,000	542,000	1,151,000	1,202,000
General and administration	766,000	766,000	2,819,000	2,386,000
Total operating expenses	1,202,000	1,379,000	4,274,000	4,169,000
Operating loss	(1,174,000)	(483,000)	(3,938,000)	(2,420,000)
Other expense:
Interest	(25,000)	(3,000)	(114,000)	(3,000)
Total other expense	(25,000)	(3,000)	(114,000)	(3,000)
Net loss	(1,199,000)	(486,000)	(4,052,000)	(2,423,000)

Preferred Dividends	(511,000)	(139,000)	(1,517,000)	(139,000)
Net loss available to common shareholders	$(1,710,000)	$(625,000)	$(5,569,000)	$(2,562,000)

Net loss per common share basic and diluted:	$(0.01)	$(0.01)	$(0.03)	$(0.17)

Weighted average common shares, basic and diluted	180,759,511	43,941,493	175,412,602	14,808,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2023	172,694,837	173,000	13,460,000	(40,111,000)	(26,478,000)
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Issuance of common stock upon exercise of warrants	1,625	-	-	-	-
Preferred dividends	-	-	-	(511,000)	(511,000)
Net loss	-	-	-	(1,199,000)	(1,199,000)
Balance, September 30, 2023	183,937,832	$184,000	$13,504,000	$(41,821,000)	$(28,133,000)

Three Months Ended September 30, 2022

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2022	-	$-	$11,643,000	$(33,330,000)	$(21,687,000)
Contribution from Parent	-		409,000	-	409,000
Common stock assumed upon acquisition of net assets	161,704,695	162,000	-	-	162,000
Preferred dividends	-	-	-	(139,000)	(139,000)
Net loss	-	-	-	(486,000)	(486,000)
Balance, September 30, 2022	161,704,695	$162,000	$12,052,000	$(33,955,000)	$(21,741,000)

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from Parent	-	-	730,000	-	730,000
Fair value of warrants at issuance	-	-	39,000	-	39,000
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Common stock issued upon exercise of warrants	1,625	-	-	-	-
Preferred dividends	-	-	-	(1,517,000)	(1,517,000)
Net loss	-	-	-	(4,052,000)	(4,052,000)
Balance, September 30, 2023	183,937,832	$184,000	$13,504,000	$(41,821,000)	$(28,133,000)

Nine Months Ended September 30, 2022

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from Parent	-	-	2,669,000	-	2,669,000
Common stock assumed on acquisition of net assets	161,704,695	162,000	-	-	162,000
Preferred dividends	-	-	-	(139,000)	(139,000)
Net loss	-	-	-	(2,423,000)	(2,423,000)
Balance, September 30, 2022	161,704,695	$162,000	$12,052,000	$(33,955,000)	$(21,741,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2023	2022
Net loss	$(5,569,000)	$(2,562,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,000	40,000
Amortization of right-of-use assets	392,000	363,000
Amortization of debt discount	89,000	-
Inventory adjustment	743,000	-
Allocation of parent company overhead	153,000	240,000
Changes in operating assets and liabilities
Accounts receivable	326,000	(462,000)
Prepaid expenses and other assets	(71,000)	1,044,000
Inventory	(21,000)	(1,538,000)
Accounts payable	31,000	253,000
Accrued expenses and other current liabilities	501,000	148,000
Dividends payable	1,517,000	139,000
Operating lease liabilities	(403,000)	(227,000)
Net cash used in operating activities	(2,244,000)	(2,562,000)

Cash flows from investing activities:
Purchase of property and equipment	(28,000)	(177,000)
Cash used in investing activities	(28,000)	(177,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	1,385,000	-
Proceeds from contribution from parent	577,000	2,591,000
Proceeds from issuance of warrants	39,000	-
Proceeds from note payable, net of discount	211,000	-
Proceeds from debt, net of payments	-	101,000
Net cash provided by financing activities	2,212,000	2,692,000

Net decrease in cash and cash equivalents	(60,000)	(47,000)
Cash at beginning of period	95,000	112,000
Cash at end of period	$35,000	$65,000
Non-cash investing and financing activities
Recognition of new operating lease right-of-use assets and lease liabilities	$-	$1,905,000
Acquisition of net assets	$-	$162,000
Conversion of principal and interest on convertible note	$56,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPERALIS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating and net losses that have not provided sufficient cash flows. Management believes that the Company will continue to incur operating and net losses each quarter until at least the time it begins significant deliveries of its products. The Company’s inability to continue as a going concern could have a negative impact on the Company, including its ability to obtain needed financing. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

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

New Accounting Guidance – Recently Adopted

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment approach in legacy U.S. GAAP with a methodology that reflects future credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements not yet Adopted

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

Accounting Policy on Redeemable Shares

The Company accounts for its preferred stock series A subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s series A preferred stock feature certain redemption rights that are considered to be outside of the Company’s control and no longer subject to the occurrence of certain future events. Accordingly, 25,000 shares of series A preferred stock subject to possible redemption are presented at redemption value as a current liability in the Company’s balance sheet.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Primary Geographical Markets
North America	$1,076,000	$1,593,000	$2,402,000	$3,427,000
Europe	66,000	32,000	77,000	79,000
Other(1)	24,000	202,000	287,000	512,000
Total Revenue	$1,166,000	$1,827,000	$2,766,000	$4,018,000

Major Goods
Power supply units(1)	$1,075,000	$1,645,000	$2,544,000	$3,757,000
EV chargers	91,000	182,000	222,000	261,000
Total Revenue	$1,166,000	$1,827,000	$2,766,000	$4,018,000

Timing of Revenue Recognition
Revenue recognized over time	$4,000	$-	$10,000	$-
Goods transferred at a point in time(1)	1,162,000	1,827,000	2,756,000	4,018,000
Total Revenue	$1,166,000	$1,827,000	$2,766,000	$4,018,000

(1)	The Company had related party sales during the three and nine months ended September 30, 2023 of $1,000 and $5,000, respectively, and $2,000 for each of the three and nine months ended September 30, 2022.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$386,000	33%	$419,000	15%
Customer B	$117,704	10%	$359,000	13%

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$300,000	16%	$563,000	14%

5. TRADE RECEIVABLES

As of September 30, 2023 and December 31, 2022, the Company had related party receivables of $0 and $25,000, respectively.

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	September 30, 2023	December 31, 2022
Customer A	40%	20%
Customer B	-%	11%
Customer C	-%	10%
Customer D	16%	17%

6. PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$559,000	$667,000
Computers and software	89,000	-
Leasehold improvements, furniture and equipment	208,000	207,000
EV chargers	136,000	115,000
Gross property and equipment	992,000	989,000
Less: accumulated depreciation and amortization	(623,000)	(663,000)
Property and equipment, net	$369,000	$326,000

Depreciation and amortization expense related to property and equipment was $23,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $68,000 and $40,000 for the nine months ended September 30, 2023 and 2022, respectively.

7. INVENTORIES

As of September 30, 2023 and December 31, 2022, inventories consisted of:

	September 30, 2023	December 31, 2022
Raw materials, parts and supplies	$754,000	$788,000
Finished products	1,119,000	1,807,000
Total inventories	$1,873,000	$2,595,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Customer prepayments	$343,000	$276,000
Promissory note payable	300,000	54,000
Warranty liability, current	17,000	16,000
Other accrued liabilities	108,000	50,000
Accrued payroll and payroll taxes	244,000	255,000
Total accrued expenses and other current liabilities	$1,012,000	$651,000

9. LEASES

Office and Warehouse Leases and Sublease

During the nine months ended September 30, 2023, the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and the Company recognized $61,000 of income related to the sublease. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2023, were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$162,000	$461,000
Short-term lease cost	-	-
Variable lease cost	-	-
Less: Sublease income	(25,000)	(61,000)
Total	$137,000	$400,000

10. RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Ault Alliance, Inc. (“Ault” or “AAI”), and as a result AAI is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting, and other services to the Company. The Company obtains its business insurance under Ault. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to the Company by using the Company’s revenue as a percentage of total revenue of Ault. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. Ault allocated $123,000 and $346,000 of costs in the three and six month period ended September 30, 2023, respectively that have been included in related party notes payable (see below). Ault allocated $153,000 of costs in the three month period ended March 31, 2023 that are recorded as additional paid-in capital. In the prior year period, Ault allocated $90,000 and $240,000 for the three and nine months ended September 30, 2022, respectively. These costs in the prior year period were treated as additional paid-in capital.

Contributions From Parent

The Company previously received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $.6 million for the three months ended March 31, 2023 and $0.4 million and $2.6 million for the three and nine months ended September 30, 2022, respectively all of which is reflected in additional paid-in capital.

Related Party Sales and Receivables

The Company recognized related party sales revenue during the three and nine months ended September 30, 2023 of $1,000, and $5,000, respectively, and $2,000 for each of the three and nine month periods ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company had related party receivables of $0 and $25,000, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and at September 30, 2023 and December 31, 2022, were comprised of the following:

	Interest rate	Due date	September 30, 2023	December 31, 2022
Ault advance payable	-	-	$1,369,000	$-
Chief executive officer March 2023 note payable	14%	April 10, 2023	26,000	-
Non-officer June and September 2023 advance payable	-	-	17,000	-
Chief executive officer December 2022 note payable	14%	March 9, 2023	25,000	25,000
Officer December 2022 advance payable	-	-	-	14,000
Non-officer December 2022 advance payable	-	-	-	13,000
Total related party notes and advances payable			$1,437,000	$52,000

During June, 2023, AAI and the Company’s management determined that all allocations and capital funding provided to us by AAI beginning April 1, 2023, would be repaid and treated as a related party note payable. On August 15, 2023 the Company entered into a loan and security agreement (the “security agreement”) with AAI in relation to the June 30, 2023 outstanding Ault advance payable of $701,000. During the three months ended September 30, 2023, Ault advanced us $545,000 and allocated $123,000 of corporate overhead. During the six months ended September 30, 2023, Ault advanced us $1,023,000, net of repayments of $250,000, and allocated $346,000 of corporate overhead. As of September 30, 2023 the total balance of $1,369,000 was accruing interest of 10%, beginning August 15, 2023, had no fixed terms of repayment and is recorded as related party notes and advances payable.

The security agreement permits an aggregate loan amount of $2 million and is due within 5 business days after written demand for payment is made. AAI shall have the right to terminate the security agreement to make credit extensions under this security agreement immediately and without notice upon the occurrence and during the continuance of an event of default. After December 31, 2023, AAI will not be obligated to make any further advances.

During the three and nine month period ended September 30, 2023, a non-officer employee of the Company advanced us $3,000 and $17,000, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment.

During the three and nine months ended September 30, 2023, the Company incurred an interest expense of $2,000 and $6,000, respectively, in relation to the chief executive officers’ notes issued.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when the Company considers it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as additional information becomes available. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of a loss related to such matters.

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff-William Gordon, filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1,065,621 inclusive of interest, legal fees, administrative fees and expenses. The award was based on Mr. Gordon’s employment agreement with DPC, and Mr. Gordon’s promissory note with Coolisys Technologies Corp. aka DPC. Mr. Gordon was deemed the prevailing party.

The Company has accrued $1.1 million in connection with legal contingencies as of September 30, 2023 and $681,000 as of December 31, 2022.

Non-cancelable Obligations

In the normal course of business, the Company enters into non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of September 30, 2023 and December 31, 2022, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $30,000 and $0, respectively.

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the three and nine months ended September 30, 2023 and 2022, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at September 30, 2023 and 2022:

	September 30,
	2023	2022
Warrants	116,088,405	-
Convertible notes	-	21,478,923
Convertible preferred stock	25,000,000	25,000,000
Total	141,088,405	46,478,923

13. SHAREHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue 2 billion (2,000,000,000) shares of common stock, par value $0.001 per share and ten million (10,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares, which can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of common stock of the Corporation, voting together as a single class. As of September 30, 2023 and December 31, 2022, there were 183,937,832 and 172,694,837 shares of common stock issued and outstanding, respectively, and as of each September 30, 2023 and December 31, 2022, there were 25,000 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding.

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

14. STOCK BASED COMPENSATION

On June 27, 2023, the Company held a special meeting of shareholders and the shareholders voted and approved three proposals presented for a vote, including approving the Imperalis Holding Corp. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of September 30, 2023, no shares had been issued under the plan.

15. CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and December 31, 2022 the convertible notes payable at were:

	Conversion price per share	Interest rate	Due date	September 30, 2023	December 31, 2022
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	$-	$45,000
Total convertible notes payable				$-	$45,000

The Company had convertible promissory notes payable to Opportunity Fund, LLC in the principal amount of $45,000 (the “Note”). The Note allowed for advances up to maximum amount of $75,000. The principal, together with any accrued but unpaid interest on the amount of principal, was convertible upon request by the noteholder.

As of December 31, 2022, the convertible notes payable had accrued interest of $9,000.

On July 12, 2023 the Company’s convertible promissory notes payable to Opportunity Fund, LLC in the amount of $45,000 of principal and accrued interest of $11,000 were converted into 11,241,370 shares of common stock at the Opportunity Fund’s option at a conversion price of $0.005 per share.

16. NOTES PAYABLE

Notes payable at September 30, 2023 and December 31, 2022:

	Status	Default rate	September 30, 2023	December 31, 2022
Promissory note payable	In Default	3%	$300,000	$-

The Company borrowed $250,000 and issued a promissory note to FAR Holdings International, LLC (the “Investor”) in the principal face amount of $300,000. The Company also issued the Investor warrants (the “Warrants”) to purchase an aggregate of 1,000,000 shares of common stock, par value of $0.001 per share (the “Warrant Shares”).

The promissory note was issued with an original issuance discount of $50,000 and bears no interest. The Company is required to pay the Investor $100,000 on May 6, 2023, June 6, 2023, and on the maturity date of July 6, 2023. The promissory note contains a single event of default if the Company fails to make payments within five business days when due.

As of September 30, 2023 the Company had not made any payments and therefore the promissory note was in default. As of September 30, 2023 the Company had accrued default fees of $18,000 recorded within other accrued liabilities.

The Warrants entitle the holder to purchase shares of common stock for a period of five years from the date of issuance at an exercise price of $0.044 per share, subject to adjustment and vested immediately. The exercise price of each Warrant is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

The proceeds from the sale of the promissory note and warrants of $250,000, were allocated based on their relative stand-alone fair values. The fair value of the promissory note was $289,000 and was estimated using the discounted cash flow method under the income approach on the date of issuance. The fair value of the Warrants was determined on a stand-alone basis as $53,000 and was measured using the Black-Scholes option pricing model utilizing the assumptions in the table below. The $39,000 allocated to the warrants was accounted for as paid in capital and debt discount amortized using the effective rate of interest over the life of the promissory note.

Term	5 years
Exercise Price	$0.044
Volatility	270.6%
Risk-free interest rate	3.37%
Expected dividend yield	-

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

Results of Operations

For the Three Months Ended September 30, 2023 and 2022:

	2023	2022	Change ($)	Change (%)
Revenue	$1,166,000	$1,827,000	$(661,000)	-36%
Cost of revenue	1,138,000	931,000	207,000	22%
Gross (loss) profit	28,000	896,000	(868,000)	-97%
Operating expenses:
Research and development	97,000	71,000	26,000	37%
Selling and marketing	766,000	542,000	224,000	41%
General and administrative	339,000	766,000	(427,000)	-56%
Total operating expenses	1,202,000	1,379,000	(177,000)	-13%
Operating loss	(1,174,000)	(483,000)	691,000	143%
Other expense:
Interest	(25,000)	(3,000)	22,000	733%
Total other expense	(25,000)	(3,000)	22,000	733%
Net loss	(1,199,000)	(486,000)	713,000	147%
Preferred dividends	(511,000)	(139,000)	372,000	268%
Net loss available to common shareholders	$(1,710,000)	$(625,000)

Revenue and Gross (Loss) Profit

During the three month period ended September 30, 2023, we had decreased revenues of $661,000 and decreased gross profits of $868,000 compared to the three month period ended September 30, 2022, primarily due to our decreased sales in the three month period ended September 30, 2023, related to large projects which were discontinued in 2022, that drove increased production and deliveries in 2022. Additionally, our cost of revenue increased primarily due to a charge for excess and obsolete inventory of $450,000 in the three month period ended September 30, 2023.

Net Loss and Operating Expenses

During the three months ended September 30, 2023, our net loss increased by $713,000 compared to the three month period ended September 30, 2022, primarily due to decreased gross profit coupled with increased investor relations, legal and overhead allocation expenses of $138,000 partially offset by decreased marketing, consulting and audit fees of $267,000.

Net Loss Available to Common Shareholders

In September of 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders compared to the prior year period of $372,000 due to accruing the dividend for the full three month period ended September 30, 2023.

For the Nine Months Ended September 30, 2023 and 2022:

	2023	2022	Change ($)	Change (%)
Revenue	$2,766,000	$4,018,000	$(1,252,000)	-31%
Cost of revenue	2,430,000	2,269,000	161,000	7%
Gross profit	336,000	1,749,000	(1,413,000)	-81%
Operating expenses:
Research and development	304,000	581,000	(277,000)	-48%
Selling and marketing	1,151,000	1,202,000	(51,000)	-4%
General and administrative	2,819,000	2,386,000	433,000	18%
Total operating expenses	4,274,000	4,169,000	105,000	3%
Operating loss	(3,938,000)	(2,420,000)	1,518,000	63%
Other expense:
Interest	(114,000)	(3,000)	111,000	3700%
Total other expense	(114,000)	(3,000)	111,000	3700%
Net loss	(4,052,000)	(2,423,000)	1,629,000	67%
Preferred dividends	(1,517,000)	(139,000)	1,378,000	-991%
Net loss available to common shareholders	$(5,569,000)	$(2,562,000)

Revenue and Gross Profit

During the nine month period ended September 30, 2023, we had decreased revenues of $1,252,000 and decreased gross profits of $1,413,000 compared to the nine month period ended September 30, 2022, primarily due to our decreased sales in the nine month period ended September 30, 2023, related to a large project which was discontinued in 2022, that drove increased production and deliveries in 2022 coupled with a project delays related to the overall economy slow down during the period. Cost of revenues increased $161,000 during the period due to increased charges related to excess and obsolete inventory of $786,000 in the nine month period partially offset by decreased distribution and manufacturing services of $402,000 and $219,000, respectively.

Net Loss and Operating Expenses

During the nine months ended September 30, 2023, our net loss increased by $1,629,000 compared to the nine month period ended September 30, 2022, primarily due to decreased gross profit of $1,413,000 coupled with increased overhead allocations, software and interest expenses increasing by $259,000, $120,000 and $108,000, respectively. The increases were partially offset primarily by decreased safety fees of $287,000.

Net Loss Available to Common Shareholders

In September of 2022, IMHC was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders of $1.4 million for the nine month period ended September 30, 2023 compared to the prior year period.

Liquidity and Capital Resources

On August 15, 2023 the Company entered into a loan and security agreement (the “security agreement”) with AAI in relation to the June 30, 2023 outstanding Ault advance payable of $701,000. The security agreement accrues interest at 10% per annum, permits an aggregate loan amount of $2 million and is due within 5 business days after written demand for payment is made. As of September 30, 2023 we have an outstanding advance payable balance of $1.4 million. AAI shall have the right to terminate the security agreement to make credit extensions under this security agreement immediately and without notice upon the occurrence and during the continuance of an event of default. After December 31, 2023, AAI will not be obligated to make any further advances.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to valuation of inventories and accruals of certain liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of September 30, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently involved in litigation arising from matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Set forth below is information regarding the securities sold during the quarter ended September 30, 2023 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
August 8, 2023	Common stock	40	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10
September 20, 2023	Common stock	1,585	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 14, 2023

IMPERALIS HOLDING CORP.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive and Chief Financial Officer

