Form 10-K
period 2023-12-31
TurnOnGreen, Inc.
filed 2024-04-11
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-52140

TURNONGREEN, INC.

(Exact name of registrant as specified in its charter)

Imperalis Holding Corp.

(Former name, former address and former fiscal year, if changed since last report)

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,228,362 based on the closing sale price, as quoted on the Pink Open Market, of $0.0999 per share. Such a determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 183,943,622 shares of common stock outstanding as of April 10, 2024.

Documents incorporated by reference: None

TURNONGREEN, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

•	We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

•	Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

•	Our growth strategy through acquisitions and partnerships involves a significant degree of risk, and some of the companies that we have identified as acquisition targets or strategic partners may not have a developed business or are experiencing inefficiencies and losses.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, our business would be materially and adversely affected.

•	Our future results will depend on our ability to maintain and expand our existing sales channels and to put our marketing, business development and sales functions in place.

•	We depend upon a few major customers for most of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that any of them purchase from us, would significantly reduce our revenues.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could adversely affect our existing operations and future development.

•	Our technology is generally unpatented and others may seek to copy it.

•	We rely on charging station manufacturers and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.

•	We are dependent upon our and our contract manufacturers’ ability to timely procure electronic components.

•	Our future results will depend on our ability to establish, maintain and expand our manufacturers’ representative OEM relationships and our other relationships.

•	We depend on international operations for a substantial portion of our manufacturing components and products. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions.

•	We face intense industry competition, price erosion and product obsolescence, which could reduce our revenues and prevent us from generating net income, and many of our competitors are larger and have greater financial and other resources than we do.

•	As long as Ault maintains a significant interest in our company, your ability to influence matters requiring shareholder approval will be limited, and our historical financial information as a subsidiary of Ault may not be representative of our results as an independent public company.

•	The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the Pink Open Market (Current Information). There is currently only a limited trading market for our common stock and there can be no assurance as to the extent of the trading market that will develop following the Distribution (as hereinafter defined).

•

Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect our ability to meet customer's demand, lead to higher costs, and adversely affect our business and results of operations. For example, supply chain challenges related to the Covid-19 pandemic and global semiconductor chip shortages have impacted companies worldwide and may have adverse effects on our suppliers and customers and, as a result, our business.

PART I

ITEM 1. BUSINESS

Overview

TurnOnGreen, Inc. (formerly known as Imperalis Holding Corp.), a Nevada corporation (“TOG” or the “Company”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT”), is engaged in the design, development, manufacture and sale of highly engineered, feature-rich, high-grade power conversion and power system solutions for mission-critical applications and processes. For more than 50 years, Digital Power has been devoted to the perfection of power solution products that have enabled customer innovation in complex applications covering a wide range of industries. A natural outgrowth of TOGT’s development of these power systems has been its effort to apply the Company’s proprietary core power technologies to optimizing the design and performance of electric vehicle (“EV”) charging solutions. TOGT began commercial sales of its product line of high-speed charging solutions in mid-2021. We believe that our charging solutions represent an entire generation of new chargers due to improvements in terms of size reduction in electronic circuitry and higher output density. We also believe that, by leveraging our experience and expertise in power conversion and generation, we can become a leader in the EV charging solution market.

At Digital Power, we provide a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of our customers with the highest levels of efficiency, flexibility and scalability. We design, develop and manufacture custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. Our power products are highly adaptive and feature digital power management and software configurations that allow them to achieve higher power efficiency to meet the requirements of both our customers and our original equipment manufacturers (“OEMs”). In addition to our custom power system solutions, we also provide a wide range of industry-standard power products. These products include our AC/DC Open Frame product series, which we believe to be among the industry’s leading power switchers in terms of power efficiency. The Open Frame products are deployed in highly compact form factors and modular power series that support configurable multiple DC outputs. Additionally, we offer high-power and high-voltage laser power supplies tailored to meet the unique requirements of medical, dental, and industrial pulsed energy systems. Our expertise also encompasses high-performance and high-power data-center power supplies, semiconductor fabrication equipment power source supplies, desktop power supplies, and a comprehensive range of value-added customized AC/DC and DC/DC ruggedized power supply and system solutions.

Prior to the Acquisition (as defined below) and related transactions described below, TOG was deemed to be a shell company having previously engaged in diverse industries through three subsidiaries whose businesses were discontinued in 2020 and have no continuing operating business or revenues. TurnOnGreen, Inc., a Nevada corporation (“TOGI”), formerly a wholly owned subsidiary of Ault Alliance, Inc., a Delaware corporation (the “Parent” or “Ault”), which became a majority owned subsidiary of TOG upon its merger with and into TOG on September 6, 2022, though, after effecting a name change in December 2023, we refer to the Company as TurnOnGreen, Inc. after the previous subsidiary of the Company with the same name was merged out of existence.

TOG was incorporated in Nevada on April 5, 2005, and is a majority owned subsidiary of Ault and currently operates as a reporting segment of Ault. On December 21, 2023, the Company changed its legal name from “Imperalis Holding Corp.” to “TurnOnGreen, Inc.”  pursuant to a certificate of amendment to its Articles of Incorporation filed with the Nevada Secretary of State on December 21, 2023. The Company also amended and restated its bylaws on January 11, 2024, to reflect the change in its name. The principal executive offices of the Company are located at 1421 McCarthy Blvd., Milpitas, California 95035, its telephone number is (510) 657-2635 and its corporate website is www.turnongreen.com.

Recapitalization and Reorganization

On March 20, 2022, Ault and TOG entered into a Securities Purchase Agreement (the “Agreement”) with TOGI. Pursuant to the Agreement, at the closing, which occurred on September 6, 2022, the Parent delivered to TOG all of the outstanding shares of common stock of TOGI held by the Parent in consideration for the issuance by TOG to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the Common Stock on an as-converted basis. On September 5, 2022, Ault, TOG and TOGI entered into an amendment to the Agreement (the “Amendment”), pursuant to which TOG agreed to (i) use commercially reasonable efforts to effectuate a distribution by the Parent of 140,000,000 shares of Common Stock beneficially owned by the Parent (the “Distribution”) and, (ii) to issue to Parent warrants to purchase an equivalent number of shares of Common Stock to be issued in the Distribution (the “Warrants”).

1

Immediately following the Acquisition, TOGI became a wholly owned subsidiary of TOG, and subsequent thereto, TOGI was merged with and into TOG, pursuant to which TOGI ceased to exist. The Acquisition was treated as an asset acquisition and the equity of the Company was retroactively restated for the conversion of 1,000 shares for 25,000 shares of preferred stock upon completion of the Acquisition.

Pursuant to Accounting Standards Codification (“ASC”) 250-10 and ASC 805-50, the Acquisition was recognized prospectively for all periods. While TOG was deemed to be the legal acquiror of TOGI, TOGI was considered the acquiror and predecessor for accounting and financial reporting purposes and, therefore, was deemed to be the receiving entity and is presented on a stand-alone basis for all periods. The accompanying financial statements have been updated as a result of the Acquisition.

As a result of the Acquisition, prior period shares and per share amounts appearing in the accompanying consolidated financial statements have not been adjusted until the date of the Acquisition as a part of the net assets acquired.

Our EV Charging Solutions

We formed TOGT to provide electric vehicle (“EV”) drivers of all types with easy access to convenient, reliable and high-speed EV charging solutions. We design, manufacture, own, operate and supply electric vehicle (“EV”) charging equipment and cloud based networked EV charging services in the rapidly growing North America markets for EVs. We offer residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Our products and services include a diverse line of electric vehicle supply equipment (“EVSE”) and cloud-based electric vehicle charging station management systems (“CSMS”). We offer Level 2 alternating current (“AC”) charging infrastructure for use in single family homes, multi-family unit dwelling, hospitality, healthcare facilities, commercial retail properties, municipalities, schools, workplace and fleet operations. TOGT provides direct current (“DC”) fast charging (“DCFC”) infrastructure for high traffic, high density urban, suburban, exurban locations, corridor or long-trip location, fleet environment and portable microgrid charging infrastructure. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs across North America. TOGT EVSE is eligible for the vast majority of U.S. based Utility based rebate programs, as well as eligible for State and Federal grant funding in the United States. With more than 50 years of expertise in power electronic technology, we provide EV charging solutions to support the demand of the rapidly increasing eMobility sector. Our innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 30 minutes. We provide a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and the DC fast charging product line compatible with the North American combined charging system one (“CCS1”) standard, the Japanese CHArge de MOve (“CHAdeMO”) standard and the SAE J3400 North American charging standard (“NACS”)

Our CSMS network system operates, maintains, and manages our charging stations and handles the associated charging data, back-end operations, and payment processing. The CSMS system provides fleets with the ability to track vehicle state of charger and optimize route planning for maximum battery use. Our system also offers property owners, managers, parking companies, and state and municipal entities, among other types of commercial customers the remote monitoring, operations and management of EV charging stations. Our CSMS network provides EV drivers with vital station information, including station location, availability, and any fees associated with charging.

2

Below are renderings of our EV charging products and related services:

3

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

Our power system solutions include a wide range of power switchers and power conversions products including but not limited to open-frame, Compact PCI, board-mount, rackmount, desktop, capacity charger, modular and custom power series. Our power conversion technology produces the highest industry power conversion efficiency result in the smallest form-factor and high-performance AC/DC power switchers and DC/DC power conversion products. These power switching products incorporate active power factor correction (“PFC”) and universal AC input, making them ideal for a range of global applications. Our products are being used in mission critical applications, lifesaving services in diverse markets including defense & aerospace, medical, telecommunications and industrial where high reliability, high efficiency and advance features are required while operating in harsh environment.

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

Power Technology for High-Grade Power Products. We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation of digital power management improving power efficiently and customization of the product. It includes digital signal processor controls for the PFC and DC to DC conversing. The advanced power technology used in our products includes synchronous rectifiers, two-phase PFC, power management integrated circuits and features such as hot plug capacity and intelligent current sharing. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages, unique status and control signals and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

For example, our board mount converters are ideal for a range of consumer electronics, medical applications and industrial control applications. These AC/DC and DC/DC power supplies range from 10 to 9,000 watts, with operating temperatures from -40 to +85 degrees Celsius and include universal AC input and/or wide range of DC inputs that are widely used by our defense and aerospace customers and for uninterruptible power supplies applications.

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

Power System Markets

We sell our power systems as integrated solutions to our diverse customers for a wide range of applications in the global markets and sectors we serve, including medical and healthcare, defense and aerospace, and industrial and telecommunications. We also sell our products as stand-alone products to our commercial customers and, most recently, we have started to roll out our EV charger products to consumers. Our current commercial customer base consists of approximately 98 companies, which are served through our direct sales groups and our strategic partner channels. During the years ended December 31, 2023, and 2022, approximately 89.8% and 87.3% of our revenues, respectively, were generated from customers located in North America. During the year ended December 31, 2023, revenues from Europe accounted for approximately 1.0% of our revenues and did not exceed 10% of our revenues in prior periods. The key industries for our products include:

Medical and Healthcare. Our power solutions are ideal for healthcare and medical applications that require a high level of reliability and performance due to their quality, output power and high-power density. Our power supplies meet the rigorous medical safety requirements and major industrial safety standards related to such products to major industrial safety standards, including the EN60601-1 safety standard and the 4th Edition EMC compliance requirements, and help medical device and system manufacturers speed compliance testing of their own products. Our qualification testing facilities are also approved by various safety agencies to test and qualify power products to be used in medical devices. We have obtained the medical quality management systems ISO 13485 certification to support rigorous design requirements and high-quality manufacturing of our medical power systems. Our medical power products help OEMs minimize the risk of encountering unexpected development problems outside of their own areas of expertise. The typical applications for our power products in the medical and healthcare industry include portable oxygen concentrators, patient monitoring systems, pulsed lasers drivers for dental and surgical treatment, DNA sequencers, medical beds and ultrasounds. Revenues from the medical and healthcare industry accounted for approximately 23% and 22% of all revenues received from our power supply products for the years ended December 31, 2023, and 2022, respectively.

Defense and Aerospace. We offer a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, we have been providing rugged COTS products and custom power solutions designed end-to-end for military and aerospace applications. We offer a wide variety of units designed to comply with the most demanding United States and international MIL-STDs. Our military products meet all relevant military standards in accordance with the Defense Standardization Program Policies and Procedures. This includes specifications related to space, weight, output power, electromagnetic compatibility, power density and multiple output requirements, all of which we meet due to decades of experience held by our engineering teams. Certain of our products that are specifically designed, modified, configured or adapted for military systems are subject to the United States ITAR, which are administered by the U.S. Department of State. We obtain the required export licenses for any exports subject to ITAR. Our defense manufacturing facilities are compliant with the international Quality Management System standard for the AS&D AS9100.

The typical applications for our power products in the defense and aerospace industry include mobile and ground communications, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar arrays power source, tactical gyro position and navigation systems and active protection of tactical vehicles. Revenues from the defense and aerospace industry accounted for approximately 41% and 30% of all revenues received from our power supply products for the years ended December 31, 2023, and 2022, respectively.

Industrial and Telecommunications. We build products for custom and standard applications used in industrial and telecommunication markets and set the standard in flexibility, efficiency and reliability. Our compact, high-density and flexible power supplies and power converters allow optimal performance, boost functionality and decrease costs. Due to the breadth of our experience, our products have proven to easily meet stringent design requirements. Our industrial power solutions are designed to stand up to the extreme temperatures, input surges, vibration and shock found through uses such as industrial automation, material handling, industrial lasers, robotics, agriculture, oil, and gas, mining and outdoor applications. Our technology is designed for superior thermal management, reliability, electromagnetic interference (“EMI”) and electromagnetic compatibility (“EMC”) specifications and power density, with rugged performance that is typically unavailable in standard power supplies. The typical applications for our power products in the industrial and telecommunications industry include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, datacenter computing and turbomachinery control solutions. Revenues from the industrial and telecommunications industry accounted for approximately 36% and 48% of all revenues received from our power supply products for the years ended December 31, 2023, and 2022, respectively.

The EV Charging Industry and Trends

The market for battery electric vehicles (“BEVs”) and hybrid electric vehicles (“HEVs”) has experienced significant growth in the past five years, and we believe that growth will increase dramatically over the next five years. As the economic and environmental costs of fossil fuel burning automobiles increase each year, consumer demand for vehicles with greater fuel efficiency, greater performance and with lower or no environmental emissions has also increased. With a variety of federal, state and municipal incentive programs for both EV drivers and EVSE infrastructure construction, we anticipate a significant increase in the demand for BEVs and HEV charging solutions at home across the hospitality, commercial/retail, workplace, multifamily dwelling, fleet and residential sectors.

According to the Department of Energy “By 2030, the US Will Need 28 million EV Charging Ports to Support 33 million EVs”. The National Renewable Energy Laboratory estimates that by 2030 there will be 33 million EVs on the road and 28 million EV charging ports will be needed to support them. The majority of EV charging will be at home and work, with the public network for opportunity charging and less common long trips. Of the 28 million charging ports, 25.7 million (92%) are expected to be private Level 1 (L1) and Level 2 (L2) chargers at single-family homes. Additionally, there will be an estimated 2.1 million (7.6%) public and private L2 chargers at multifamily homes, workplaces, stores, restaurants, and hotels. Estimates show 182,000 (~1%) DC Fast charging ports would be needed at public charging stations, primarily to support those with no access to consistent off-street parking, as well as for long distance travel.

Notes:

•	Level 1 (L1) refers to 120v AC charging from a typical US household outlet.
•	Level 2 (L2) refers to 240v AC charging like that used for a household electric dryer.
•	DC Fast charging in this study refers to charge rates of 150kW or higher.
•	Low power DC charging (e.g., 50 kW) is omitted from the study’s baseline scenario on the basis of assumed driver preferences for DC charging that is as fast as possible and 2030 vehicle technology scenarios where batteries are capable of accepting at least 150 kW of peak power.

(Source: Energy.gov FOTW #1334, March 18, 2024)

U.S. climate goals for economywide net-zero greenhouse gas emissions by 2050 will require rapid decarbonization of the light-duty vehicle1 fleet, and plug-in electric vehicles (PEVs) are poised to become the preferred technology for achieving this end (U.S. Department of Energy2023). The speed of this intended transition to PEVs is evident in actions taken by government and private industry, both in the United States and globally. New PEV sales have reached 7%–10% of the U.S. light-duty market as of early 2023 (Argonne National Laboratory 2023).

Globally, PEV sales accounted for 14% of the light-duty market in 2022, with China and Europe at 29% and 21%, respectively (IEA 2023). A 2021 executive order (Executive Office of the President 2021) targets 50% of U.S. passenger car and light truck sales as zero-emission vehicles (ZEVs) by 2030, and California has established requirements for 100% light-duty ZEV sales by 2035 (California Air Resources Board 2022), with many states adopting or considering similar regulations (Khatib 2022). These goals were set prior to passage of the landmark U.S. Bipartisan Infrastructure Law and Inflation Reduction Act, which provide substantial policy support through tax credits and investment grants (Electrification Coalition 2023). Companies in the automotive industry have committed to this transition, with most companies rapidly expanding offerings (Bartlett and Preston 2023) and many pledging to become ZEV-only manufacturers. Tesla has been a ZEV-only company since its inception in 2003; Audi, Fiat, Volvo, and Mercedes-Benz are targeting ZEV-only sales by 2030; and General Motors and Honda are targeting ZEV-only sales by 2035 and 2040, respectively (Bloomberg New Energy Finance2022). The combination of policy action and industry goal-setting has led analysts to project that by 2030, PEVs could account for 48%–61% of the U.S. light-duty market (Slowik et al. 2023). This transition is unprecedented in the history of the automotive industry and will require support across multiple domains, including adequate supply chains, favorable public policy, broad consumer education, proactive grid integration, and (germane to this report) a national charging network.

EV charging demand is a direct result of the number of EVs operating during a given period, miles traveled by such EVs and the efficiency of such EVs. The current market for fulfilling charging demand is bifurcated between Level 1 and Level 2 charging and high-powered DC fast charging (“DCFC”) devices. The demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing and EV use cases (i.e., private ownership, rideshare, delivery and municipally owned fleets). Lower-powered Level 1 and Level 2 charging are primarily used by EV owners with access to home, workplace and “play” charging, and currently account for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC users primarily are drivers who need to charge away from home in central business districts, drivers who do not have access to home or workplace charging and high-mileage fleets that seek to minimize downtime and maximize miles traveled.

EV Charging Products

We formed TOGT to provide EV drivers of all types with easy access to convenient, reliable, and high-speed charging. We design manufacture, own, operate and supply a Level 2 alternating current (“AC”) and direct current (“DC”) fast charging (“DCFC") charging equipment. We offer our Level 2 charging equipment for use in single family homes, multi-family unit dwellings, hospitality, healthcare facilities, commercial retail properties, municipalities, schools, workplace, fleet operations. We offer our DCFC charging equipment for use in high traffic, high density urban, suburban, exurban locations, corridors and destination locations and, fleet operations. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs globally. With more than 50 years of expertise in power technology, we provide EV charging solutions to enable the eMobility demands of tomorrow. Our innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 35 minutes. We provide a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and the DCFC product line compatible with the North American Combined Charging System Type one (“CCS1”),, the Japanese CHArge de MOve (“CHAdeMO”) and the SAE J3400 (“NACS”) standards. Our CSMS network system operates, maintains, and manages our charging stations and handles the associated charging data, back-end operations, and payment processing.

The final barrier to widespread BEV and HEV adoption is the lack of EV charging infrastructure. We believe that the demand for EV charging is increasing each day. Utility companies are upgrading their grid infrastructure in preparation for the increased demand. We expect the demand from businesses, municipalities and individuals to outpace supply over the next five years, creating a highly favorable environment for EVSE companies. We therefore intend to generate revenues with TOGT primarily through the sale of networked charging hardware, combined with cloud-based services that provide consumers with the ability to locate, reserve, authenticate and transact EV charging sessions including charging for used energy, which we refer to as our TOG Network or TOG Network Services. TOG Network Services, and an optional extended warranty, are billed as an annual subscription, and access to the network is available through each of our commercial charging ports. We expect that the revenue contribution for recurring TOG Network or extended warranty sales will equal the revenue contribution from one-time EV700, EVP700, EV1100 and EVP1900 charger sales for commercial use after approximately five years based on current projections. TOGT also offers a hardware portfolio powered by software, which cannot be accessed without a TOG Network charger-as-a-service (CaaS) subscription.

With a shared mission to do our part to fight climate change, our team strives to bring to established and emerging markets innovative solutions that provide value for the company and our shareholders. We provide green energy services to homeowners, business partners, and EV drivers, leveraging our highly efficient, flexible, and software-managed technologies to meet their needs for reliable and customized energy saving services. We benefit from newer technologies and by learning from the experience of our competition to offer smarter and better products and services to our markets. During the years ended December 31, 2023, and 2022, approximately 8% and 6% of our revenues, respectively, were generated from the Company’s EV charging products, all of which were sold to customers located in North America.

Level 2 Charging Solutions for Single and Multi-Family Homes

Our Level 2 EV charging solutions for in-home usage feature the EV700, which is an ENERGY STAR certified state-of-the-art, plug and play SMART home charger that allows the addition of up to 200 miles of range in less than 8 hours of charging. Compatible with most EVs on the road today, including Tesla, the EV700 is an affordable upgrade to a standard Level 1 charger. The slim, modern design of the EV700 is ideal for installation in most garages and outdoor charging locations and comes equipped with standard NEMA 6-50, or optional NEMA 14-50, inlet plugs and works with a standard 200-240V appliance outlet, making it ideal for residential use. Our chargers are tested and certified by Occupational Safety and Health Administration nationally recognized testing laboratories TÜV Rheinland and according to the North Americans ANSI/UL standards.

•	Compatibility with all EVs. The SAE J1772 charging connector that comes with the EV700 ensures compatibility with virtually all EVs, including Tesla models with the SAE J1772 adapters that are typically included with a Tesla purchase.

•	Savings with Every Charge. The EV700 can add more than 200 miles of range overnight at an optimal cost.

•	Restrict Access in Public Areas. The EV700 can be passcode protected, so only the unit owner or authorized user can initiate a charging session by entering the code on the LCD touch screen or by using the EV700 APP. This feature was added to address the needs of multi-family unit dwellers, hotels and home rental companies.

•	SMART RFID Programmable. The EV700 can be activated using the RFID cards that are included with the unit. Additional RFID cards can be programmed by the unit owner to initiate a charge.

•	All-Weather Design. The rugged metal, all-weather NEMA-3R enclosure of the EV700 makes it the ideal smart charger for year-round, indoor and outdoor use.

Level 2 EV Charging Solutions for Businesses

We offer the EVP700, EVP1100 and EVP1900 series of Level 2 EV SMART charging stations for deployment on public, commercial and private properties such as the workplace, multifamily units, hospitality, retail and municipalities. Our Level 2 commercial EV charging solutions support multiple users at the same time and offer operators the flexibility to set rates, send push notifications to drivers, and manage power settings utilizing a dynamic load management feature. These networked charging units, which are eligible for city, state, federal and utility rebate programs, are built to last and provide businesses with an edge in attracting EV drivers. Our chargers are tested and certified by Occupational Safety and Health Administration nationally recognized testing laboratories Underwriters Laboratories (“UL”) according to the North Americans ANSI/UL standards. Level 2 charging stations typically provide a full charge in two (2) to eight (8) hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations

•	Charging Speed. Our Level 2 chargers provide charging speeds up to twelve (12) times faster than Level 1 chargers.

•	Safety and Quality. These chargers are both durable and compact for usage in indoor and outdoor installations.

•	Compatibility. We provide a built-in SAE J1772 connector for compatibility with virtually all EVs (Tesla via NACS adaptor)

•	Open Charge Point Protocol. We enable our customers to collect payments and manage charging activities via the open charge point protocol.

•	Flexibility. Our Level 2 chargers are available in pedestal, wall-mount, and pole-mount configurations. Along with our single and dual chargers’ pedestals, we offer an optional single and dual cable management system.

•	Power Management (Load Balancing). Dynamically load and power management of a Level 2 charging group on a limited electrical service. Power management is a function of both infrastructure and network services.

DC Fast Charging Solutions for Commercial Use

Our DC Fast Chargers are state-of-the-art EV charging units built for speed. The addition of up to 250 miles of range in a minimal charging time of minutes is ensured with unique air-cooling technology and dynamic power management options. Eligible for city, state and federal rebate programs and compatible with most EVs on the road today, our DCFC typically provide an 80% charge in less than 30 minutes. Our DCFC were developed for commercial properties that include car rental locations, auto dealerships, hotels, grocery and convenience stores, gas stations and other retail establishments. The DCFC support multiple users at the same time and offer operators the flexibility to set rates, manage power settings, and generate revenue through charging and advertisements. We offer a complete line of DCFC equipment that ranges from 30kW to 360kW of power supports the CCS1, CHAdeMO and NACS (currently with a NACS adaptor) charging connectors. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for fleet, transportation hubs and locations between travel destinations.

Additional key features with respect to the DCFC include:

•	All-Weather Design. The rugged metal all-weather enclosure makes the DCFC ideal for year-round use.

•	Charging Speeds. The DCFC are capable of charging an EV to 80% in less than 35 minutes on average, which is up to 25x faster than a 7kW Level 2 charger.

•	Dual Charging Ports. The DCFC allow up to 360kW of charging power with two EVs to be charged simultaneously with up to 180kW per charging port and up to 4 simultaneously charging ports per 360kW DCFC system.

•	Dynamic Power Sharing. Up to four DCFC ports can share a single 360kW power source with a dynamic load sharing: 0%, 25%, 50%, 75%, 100% of 360kW.

•	Open Charge Point Protocol. Our customers can view earnings and manage machines using the TurnOnGreen Dashboard that is accessible upon purchase.

•	Compatibility. We offer both CHAdeMO and CSS1 charging connectors in any configuration combination to ensure compatibility with virtually all EVs, including Tesla models through use of an appropriate NACS adaptor.

EV Charging Revenue Model

We sell non-networked and networked charging hardware, connected through cloud-based software services and supported by extended parts and service warranty solutions. We sell these solutions to commercial, fleet and residential customers to enable electrification, and we have developed a strong network, hardware and distribution partners to support its growth. We focus on R&D and strong partnership to offer our diverse portfolio of networked Level 2 AC and DCFC hardware, and software solutions for drivers, hosts and fleet operators, while simultaneously scaling cost effective active networked ports. We believe our go-to-market strategy of ensuring site owners or CPOs have full control over branding, access, pricing, and policies, enables them to provide their employees and customers a better charging experience.

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

Subscription Plans. We offer network subscription plans that provide end-users with access to a variety of network features, including an interactive online dashboard, remote charger management, vehicle state of charge monitoring, demand response integration, route optimization planning, low carbon fuel standard reporting, end-user fee setting, energy consumption and revenue collection metrics, 24/7 monitoring, 4G cellular network or WIFI connectivity, power management and over-the-air firmware updates. Our subscription plans vary in length and cost based on the location and the type of EV chargers being installed at the particular location. The length of our subscriptions range from one year to ten years. Our end-users are billed on an annual basis, and the cost of our subscriptions range from $200 to $420 per year per charging port.

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

Our Growth Strategies

We sell our power products and charging solutions in the form of hardware, recurring network subscriptions, extended warranty purchases and related services. We will continue to optimize our operating model, combining high quality power and charging hardware and related services with appealing business models for our customers. We believe that this approach creates significant customer network effects and provides the potential for recurring revenue. Key elements of our growth strategies include:

•	Continue to Innovate and Enhance Our EV Products. While maintaining our core business of power system solutions for our existing markets, we intend to support the growth of the company by continuing to release advanced, new power technologies with respect to our eMobility network and EV charging infrastructures. Specifically, we intend to take advantage of a significant increase in eMobility market opportunities that we expect to see over the next five to ten years for our non-networked and networked Level 2 chargers and our high-power DC fast charging solutions. We intend to invest in EV charging station components for use in connection with installations of charging solutions at customer sites. We will expand our eMobility charging services through our TurnOnGreen Served (“TOGS”) PaaS for commercial and fleet customers and continue to design and develop innovative products and services leveraging our knowledge of power electronics technology and advanced charging network management.

•	Develop Our Strategic Partnership Network. In order to achieve our goals – particularly with respect to the rapid deployment of our EV charging products – we will evaluate and enter into strategic partnerships that facilitate our ability to bring best-in-class solutions to a wider network of EV drivers than we would be able to reach on our own. Since the launch of TOGI, we have entered into several strategic agreements with;(i) Tesco Solutions LLC an Indiana based construction firm, (ii) E.&J. Gallo Winery, a California based company with over 7,000 employees , (iii) Best Western International, Inc. (“BWI”), a global network of hotels and resorts, headquartered in Phoenix, AZ, which includes more than 2,000 hotels in North America, (iv) CED National Accounts, headquartered in Irvine, CA, which provides turnkey solutions for EV chargers field deployment including site design, permitting, construction and installation, (v) Sunrise Hills Commercial, an association owns the facility used by the Tuolumne County Transportation Council of which support deployment of EV charger throughout the Tuolumne County and the Seaira corridor, (vi) the City of Boulder City in Nevada, (vii) Bilmar LLC, a Texas based Engineering, Planning and Consulting firm and (viii) Endliss Power a California based solar power installation and distribution company.

•	Expand within Existing Customers. We are focused on maintaining our customer retention model, which encourages existing customers to increase their utilization of our products and to renew their subscriptions due to the expansion of our network. We expect additional growth to result from the breadth of ecosystem integrations that are enabled through our TurnOnGreen Network. This eMobility network would integrate platforms such as in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards and residential utility programs.

•	Make Opportunistic Investments in Marketing. We intend to continue to aggressively market and sell our core power products through our existing domestic and international markets, with an emphasis on the North American market. We also intend to generate revenues by our eMobility charging services through various partnership and business models to reach new customers, in each case coordinated through our dedicated sales groups.

•	Pursue Strategic Business Acquisitions for Growth. Through selective acquisitions of, or investments in, complementary businesses, products, services and technologies in the power system solutions and EV charging industries, we aim to broaden our existing product and technology base, build on our long-standing industry relationships and enhance our ability to penetrate new markets. We believe that our management is experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies. We currently have no commitments or agreements with respect to any such acquisitions or investments.

•	Cooperative Partnerships with Site Hosts. Partnering with commercial property owners to expand public charging infrastructure is a key driver of revenue for the company. Working with select hotels, golf courses, museums, hospitals, universities, and other high volume long dwell time EV destinations through revenue sharing agreements, we offer to fund and build the EV charging infrastructure while operating the EV chargers and retaining the majority of the revenue generated through energy use sales for a contracted period of time. Under the cooperative model, the company can recoup infrastructure costs through grant and rebate programs, energy sales, and or the sale of carbon credits generated through the use of accredited machines.

Sales and Markets

We sell and market our products through a variety of sales channels. Our direct sales groups are dedicated to developing commercial and fleet sales in well-defined customer segments in specific geographic regions. Our channel partners, which include independent manufacturer representatives and distributors, focus on e-commerce and business-to-business sales.  Our sales and marketing efforts target specific verticals and territories that we believe will have the highest demand for EVSE over the forthcoming five to ten year period. Our segment-based sales strategy focuses on regional priorities where demand is highest, strategic partnerships in commercial real estate development and business development projects that provide ongoing revenue to EV owners.

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

Revenues of approximately $3.9 million and $5.2 million or 92% and 94%, of total revenues were attributable to power electronics products under various OEM agreements for the years ended December 31, 2023, and 2022, respectively. Two customers accounted for more than 10% of our total revenues for the year ended 2023 and one customer accounted for more than 10% for the year ended 2022.

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

We believe that we are in compliance with international safety standards, which is critical for every application. By obtaining the ISO 9001 quality management system, we seek to offer total quality at every stage, from in-house design to manufacturing facilities around the world. Our contract manufacturing partners are also in compliance with such international safety standards and maintain the same ISO 9001 quality management system, as well as the ISO 14001 environmental management system, the ISO 13485 medical management system and the AS&D AS9100 quality management system. Such standards are the cornerstones of our integrated management system to drive continuous improvement of our product quality.

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

When required, we modify standard products to meet specific customer requirements. Such modifications include, but are not limited to, redesigning commercial products to meet MIL-STD requirements for military applications based on COTS products and to meet other customized product requirements. We continually seek to improve our product power density, adaptability and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC controlled digital signal processors, customized firmware and improved EMI filtering. We also continue to attempt to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio through our engineering integrating laboratory located in California.

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

Product design and development expenditures were approximately $0.4 million and $0.7 million for the years ended December 31, 2023, and 2022, respectively. The significant increase in product design and development in the most recent period was due to costs incurred related to the development of our EV charging products.

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

To meet national and international safety standards requirements, we use step design methodology including product design review, product testing, approval, certificate, and listing. To obtain the safety certification for our EVSE product, we designed the product to be compliant with the safety requirements and standards for North America. The major standards reflected in our EVSE product are listed below:

•	UL 2202 – Electric Vehicle Charging System Equipment (AC to DC)

•	UL 2594 – Electric Vehicle Supply Equipment (AC to AC)

•	UL 9741 – Bidirectional Electric Vehicle (EV) Charging System Equipment

•	UL 2231-1 – Personnel Protection Systems for Electric Vehicle Supply Circuits – General Requirements

•	UL 2231-2 – Personnel Protection Systems for Electric Vehicle Supply Circuits – Protective Devices for Use in Charging Systems

•	UL 2251 – Electric Vehicle Plugs, Receptacles and Couplers

•	Electromagnetic compatibility (EMC) – Requirements FCC part 15 subpart B

•	National Electrical Code (NEC) Article 625 – Vehicle Charging System

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

Competitive Strengths and Competition

We offer highly engineered, feature-rich, high-grade power conversion and power system solutions on a global scale. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

•	Custom-Made Products. We have designed our base model power system platform so that it can be quickly and economically adapted to the specific power needs of any hosting platform or OEM, which minimizes the time between customer consultation and delivery of the products.

•	Specialized Technical Expertise. We benefit from more than 50 years of expertise in power technologies and energy management. This has given us a wealth of experience in designing and manufacturing AC/DC power conversion solutions and positions us to benefit from the ongoing transformation towards eMobility with smarter and greener EV charging infrastructure solutions.

•	Diverse Product and Customer Base and Revenue Streams. We have a diverse power supply product and customer base. With our growing EV charging solution segment, we will receive additional revenue streams through a range of different sources such as energy sales, hardware sales, network management services, advertising sales and energy services. We will also offer customers a variety of business model options, particularly with respect to our EV charging solution installation and maintenance services.

•	Minimal Non-Recurring Engineering Expenses. Our ability to seamlessly modify our base model power system platform to produce bespoke products for our customer needs results in minimal NRE expenses, meaning that we generally avoid charging our OEM customers for such NRE expenses.

•	Emphasis on Product Design Development Efforts. We have strategically deployed engineering groups around the world to facilitate communication with and access to our global customer base and manufacturing facilities. This enables us to develop cutting-edge products to support highly complex and evolving markets such as eMobility, cloud computing, military and aerospace.

We compete in two operating segments, power solutions and EV charging solutions.

Power Electronic Segment. Our competition in the power solutions industry includes many companies located throughout the world. Many of our competitors, including Bel Fuse, Artesyn Embedded Technologies, TDK-Lambda, Delta Electronics, Murata and Mean-Well Power Supplies, have greater fiscal and marketing resources and a more expansive geographic presence than we do. We also face competition from current and prospective customers who may decide to internally design, and manufacture power supplies needed for their products. Further, certain larger OEMs tend to contract only with larger power supply manufacturers. We believe that our power system solutions and advanced technology are superior to our competitors’ power supplies based in part on our use of the latest power technology processing and controls, which make our power supplies highly customized and efficient. In addition, we believe the power-to-volume ratio makes our power solutions more compact compared to what is offered by our competitors and is suitable for custom infrastructures to meet our customers’ requirements.

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

Electrical Vehicle Supply Equipment and Network Segment. Our EVSE business segment competes directly with several companies in the North American market. We expect to face competition across multiple verticals in the future as demand for EVSE increases. The EV charging market has grown significantly over the past five years and can be divided into the three following macro segments:

•	Public open network Level 2 and DCFC charging;

•	Commercial fleet closed network charging; and

•	Residential single and multi-family home charging.

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

The competitive landscape for closed network residential EVSE sales can be found in the ecommerce segment, where there are several product and class competitors that vary in size and market reach. This segment is primarily driven by purchasing decisions that are dictated by price, consumer reviews and product features. Competitors will likely consolidate in the future to establish larger open charging networks, cooperative relationships with OEM’s, and other EVSE product-based companies. As new alliances emerge in the market, EVSE manufactures that have greater market share, access to more dynamic and user-friendly software and hardware will put us at a competitive disadvantage. If we are slow to adapt to changing market conditions and EV innovations our growth will be limited or curtailed, which would negatively affect our ability to scale business and operations.

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

We have a registered our trademarks with the United States Patent and Trademark Office for our brand name "TURNONGREEN" and for our brand name "DP Digital Power Flexible Power" which we also registered this brand name with the International Register of Marks maintained under the Madrid Agreement.

Currently we are not planning to apply for a protected patent for some of the products we have developed for EV charging supply equipment. However, we will maintain the IP of the proprietary products and solutions we developed for the power electronic and eMobility market and some other adjacent markets. We periodically monitor for infringements on our intellectual property and have never encountered such an infringement. We do not believe that our lack of patents is material to our ongoing business.

Environmental Matters and Other Government Regulations

Our businesses are heavily regulated in most of our markets. We handle power electronics products mainly in the form of power conversion. We must take into account several standards for electronic safety to protect the health of humans and animals. We serve diverse markets including automotive, medical and healthcare, defense and aerospace, and industrial and telecommunications, each of which has its own set of their safety regulations and standards with which we must comply. Complying with these laws has not been a material cost to us and has not had a material effect upon our capital expenditures, earnings or competitive position.

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

Government Contracts. The U.S. government and foreign governments may terminate any of our government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for breach or default on our part, generally the U.S. government would pay only for the work that has been accepted and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

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

Human Resources

As of February 20, 2024, we have approximately eighteen full-time employees and one part-time employee, of whom two were in engineering, three in production, eight in customer support, sales and marketing and six in general and administrative. Our employees are not covered by any collective bargaining agreements. We consider relations with our employees to be good.

We believe that we have been successful in attracting experienced and capable personnel. All of our employees have entered into agreements with our company or Ault requiring them not to disclose our proprietary information, assigning to us all rights to inventions made during their employment and prohibiting them from competing with us.

Backlog

As of December 31, 2023, and December 31, 2022, our backlog was approximately $4.2 million and $4.4 million, respectively, compared with $4.0 million as of December 31, 2021. Due to the nature of our manufacturing process and customer base, we purchase and ship products to our customers without experiencing a significant backlog and recognize revenue at a point in time when control of goods are transferred.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline, and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to the Company and Financial Condition

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

As of December 31, 2023, we had cash of $0.0 million and negative working capital of $5.5 million. We have incurred recurring losses, anticipate continuing losses, and reported losses available to common shareholders for the years ended December 31, 2023 and December 31, 2022 of $6.9 million and $4.9 million, respectively. In the past, we have financed our operations principally through investment by Ault, our current parent company. There can be no assurance that, even if our revenues increase, future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products may decrease, which would reduce our revenues and gross margins and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements.

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

We will need, but may be unable to obtain, funding on satisfactory terms, or at all; any financing we do obtain could dilute our shareholders and investors, or impose burdensome financial restrictions on our business.

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

Our growth strategy through acquisitions involves a significant degree of risk. Some of the companies that we have identified as acquisition targets may not have a developed business or are experiencing inefficiencies and incur losses. Therefore, we may lose our investment assuming we are able to make one, in the event that these companies’ businesses do not develop as planned or that they are unable to achieve the anticipated cost efficiencies or reduction of losses.

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

Our ability to implement our business strategy and continue to grow our revenues will depend on a number of factors, including our continuing ability to:

•	identify emerging technological trends in our current and target markets.
•	identify additional uses for our existing technology to address customer needs in our current and future markets;
•	enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors; and
•	design, develop, manufacture, assemble, test, market and support new products and enhancements in a timely and cost-effective manner.

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

Sales to customers outside of North America accounted for 10%, and 13% of revenues for the years ended December 31, 2023, and 2022, respectively, and we expect that international sales will represent an increasing portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable and currency restrictions.

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

If we lose the services of Amos Kohn, our Chief Executive Officer and Chief Financial Officer, Marcus Charuvastra, our President, and Douglas Gintz, our Chief Technology Officer, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Mr. Kohn and we may enter into employment agreements with Mr. Charuvastra and additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Furthermore, competition for employees can be intense, particularly in Silicon Valley where TurnOnGreen’s is headquartered, and the ability to attract, hire and retain them depends on TurnOnGreen’s ability to provide competitive compensation. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to TurnOnGreen’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees. TurnOnGreen may not be able to attract, assimilate, develop, or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.

Recent changes in our management may cause uncertainty in, or be disruptive to, our general business operations.

On September 5, 2023, David J. Katzoff resigned as Chief Financial Officer of the Company and Mr. Kohn was appointed as his replacement. This change in our management may be disruptive to our business and during the transition period there may be uncertainty with our shareholders, customers and employees concerning our future direction and performance. Our success will depend on our ability to attract, hire and retain senior management and other key personnel and on the abilities of the new management personnel to function effectively going forward.

If we are unable to identify, attract, train and retain qualified personnel, especially our design and technical personnel, our business and results of operations would be materially and adversely affected, and we may not be able to effectively execute our business strategy.

Our performance and future success largely depend on our continuing ability to identify, attract, train, retain and motivate qualified personnel, including our management, sales and marketing, finance and in particular our engineering, design and technical personnel. For example, we currently have a limited number of qualified personnel for the assembling and testing processes. We do not know whether we will be able to retain all these personnel as we continue to pursue our business strategy. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in our industry is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key engineering, design and technical personnel, or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our business, financial condition and operating results.

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

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such event could cause us to lose customers or revenue and could require us to incur significant expenses to remediate.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the United States, the United Kingdom and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

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

Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to climate change, earthquake, flood, other natural catastrophic events, public health crises such as the Covid-19 pandemic or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have operations, suppliers and customers located in the U.S., China and Israel. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as Russia’s invasion of Ukraine, terrorism, public health crises such as the COVID-19 pandemic, fire, earthquake, volcanic eruptions, drought, storms, sea-level rise, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters; and certain of these events may become more frequent or intense as a result of climate change. Such disruption has caused (as with the Covid-19 pandemic, for example) and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.

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

Although energy costs for EVs are generally lower than for similar conventional vehicles, purchase prices can be significantly higher. Prices are likely to equalize with conventional vehicles, as production volumes increase and battery technologies continue to mature. Also, initial costs can be offset by fuel cost savings, federal tax credits, and state and utility incentives. The federal Clean Vehicle Tax Credits are available are available to consumers, fleets, businesses, and tax-exempt entities investing in new, used, and commercial clean vehicles including all-electric vehicles, plug-in hybrid electric vehicles, fuel cell EVs and EV charging infrastructure. Some states and electric utilities also offer incentives.

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

In addition, the California Energy Commission Clean Transportation Program provides grants to light-duty local government and tribal government fleets for the purchase, installation, and maintenance of Level 2 and DCFC. Applicants may receive up to $12,500 per Level 2 port and up to $100,000 per DC fast charging port. Eligible projects must install a minimum of 100 charging ports. Applicants must be in California and provide a cost share of at least 30% for limited segments.

Taxpayers who purchase an eligible vehicle may qualify for a tax credit of up to $7,500 for qualified new vehicles and up to $4,000 for qualified pre-owned vehicles. Eligibility for the clean vehicle tax credit is based on a number of requirements for new and pre-owned vehicles including income and vehicle requirements.

The size and composition of the national public charging network will ultimately depend on evolving consumer behavior and will vary by community.

While growth in all types of charging is necessary, the eventual size and composition of the national public charging network will ultimately depend on the national rate of EV adoption, EV preferences across urban, suburban, and rural locations, access to residential/overnight charging, and individual charging preferences. The size (as measured by number of ports) of the national public charging network could vary by up to 50% (excluding privately accessible infrastructure) by varying the share of plug-in hybrids, driver charging etiquette, and access to private workplace charging. Additionally, the national network is expected to vary dramatically by community. For example, densely populated areas will require significant investments to support those without residential access and ride-hailing electrification, while more rural areas are expected to require fast charging along highways to support long-distance travel for those passing through.

Continued investments in U.S. charging infrastructure are necessary. A cumulative national capital investment of $53–$127 billion7 in charging infrastructure is needed by 2030 (including private residential charging) to support 33 million PEVs. The large range of potential capital costs found in this study is a result of variable and evolving equipment and installation costs observed within the industry across charging networks, locations, and site designs. The estimated cumulative capital investment includes:

•	$22–$72 billion for privately accessible Level 1 and Level 2 charging ports
•	$27–$44 billion for publicly accessible fast charging ports
•	$5–$11 billion for publicly accessible Level 2 charging ports.

As mentioned earlier, the lack of substantial investment by federal and state entities in energy generation, grid upgrades, and energy distribution networks will significantly hinder the adoption of electric vehicles. Consequently, this will impede our ability to achieve our growth objectives.

Our revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles in a market that is still in its early stages.

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to the risk of reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors.

We are in a highly competitive EV charging services industry and there can be no assurance that we will be able to compete with many of our competitors which are larger and have greater financial resources.

We face strong competition from competitors in the EV charging services industry, including competitors who could duplicate our model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in our company is very risky and speculative due to the competitive environment in which we may operate.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages.

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

Although no assurance can be given that future disruptions will not occur, to date we have not experienced problems with the operations of our current technology systems or the technology systems of third parties on which we rely. In the future, we may experience such problems, as well as with the development and deployment of new information technology systems, which could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Any system’s failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

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

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand their market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

If we are unable to satisfy our customers’ specific product quality, certification or network requirements, our business could be disrupted, and our financial condition could be harmed.

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have occurred in the past, and may in the future occur, relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot affect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in, or cancellations or rescheduling of, orders or shipments and product returns or discounts, any of which would harm our business.

Risks Related to Our Relationship with Ault

As long as Ault controls us, your ability to influence matters requiring shareholder approval will be limited.

As of December 31, 2023, Ault beneficially owns approximately 51 million shares of our common stock and approximately 1.3 billion through its ownership of shares of our Series A Preferred Stock, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, representing approximately 40% of the combined voting power of our outstanding common stock. For so long as Ault beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding common stock, and potentially even a number of beneficially owned shares that falls short of a majority, Ault will be able to elect all of the members of our board of directors. For so long as any of the shares of Series A Preferred Stock remains issued and outstanding, Ault will have the ability to appoint a majority of our board of directors.

In addition, until such time as Ault beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding common stock, Ault will have the ability to take shareholder action without the vote of any other shareholder and without having to call a shareholder meeting, and shareholders will not be able to affect the outcome of any shareholder vote during this period. As a result, Ault will have the ability to control all matters affecting us, including:

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

It should be noted that Ault may not require beneficial ownership amounting to an outright majority to control or very strongly influence any of the above matters, in part because many shareholders would not attend, whether in person or not, any of our shareholder meetings(s). If Ault does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. Ault’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. Ault is not prohibited from selling a controlling interest in us to a third party and may do so without your or our approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Ault did not maintain voting control over us or have the additional rights described above.

Ault’s interests and objectives as a shareholder may not align with, or may even directly conflict with, your interests and objectives as a shareholder. For example, Ault may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on Ault as a company, independent of us. In such instances, Ault may exercise its control over us in a way that is beneficial to Ault, and you will not be able to affect the outcome so long as Ault continues to hold a majority of the outstanding shares entitled to vote. Even if Ault were to reduce its ownership below a majority of the aggregate voting power of the common stock, it could still retain effective control of our company provided that it maintained a significant number of our outstanding common stock.

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

Although our common stock has been publicly traded since 2007, due to the relatively few number of shares held in the “public float,” the relatively few number of shareholders and the infrequency of trading, there is currently only a limited trading market for our common stock and there can be no assurance as to the extent of the trading market that will develop following the Distribution.

Immediately after the Distribution, it is possible that there may be a larger number of sellers than purchasers of our common stock, as new shareholders may not be interested in owning an interest in our company attempt to sell their shares of our common stock. If such a situation exists, the price of our common stock would likely be adversely affected.

An active, liquid trading market for our common stock does not currently exist and may not develop after this report, and as a result, you may not be able to sell your common stock at or above the public offering price, or at all.

A relatively inactive trading market exists for our common stock on the Pink Open Market (Current Information). No assurance can be given as to the following:

•	that we will be successful in causing our common stock to become listed on the OTCQB Market or, in the future, any national securities exchange such as The Nasdaq Capital Market or NYSE American;

•	the likelihood that a more active trading market for shares of our common stock will develop or be sustained;

•	the liquidity of any such market;

•	the ability of our shareholders to sell their shares of common stock; or

•	the price that our shareholders may obtain for their shares of common stock.

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

If we or our shareholders sell substantial amounts of our shares of common stock in the public market following the Distribution or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

As of the date of this filing, we have 2,000,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock authorized. As of April 10, 2024, we had 183,943,622 shares of common stock outstanding. Of these shares, 145,824,904 shares of common stock are currently held by unaffiliated shareholders. However, these figures do not take into account issuances of common stock that we may make between now and the Distribution Date, including those subject to conversion of Ault’s preferred stock, nor does it account for any other shares that may be issued, including but not limited to such shares awarded under a management incentive plan that we intend to establish before the Distribution.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock in addition to those issued to Ault in the Acquisition, we may issue such shares in the future.

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

Our corporate documents and Nevada law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other shareholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt. Further, Nevada law prohibits large shareholders, in particular those owning 10% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions and other provisions under Nevada law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our shareholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in the Nevada Revised Statutes; or

•	transaction from which the directors derived an improper personal benefit.

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

The limitation of liability in our articles of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our shareholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

•	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The company's primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively.

•	The insufficient resources in our accounting function also resulted in a deficiency over design and implementation of effective revenue recognition policies, procedures and controls with respect to the identification, timing and treatment of various new contracts with customers.

•	Management also concluded that there was a deficiency in internal controls over financial reporting relating to the accounting treatment for complex financial instruments which resulted in the failure to properly account for such instruments, specifically with respect to the classification and proper accounting treatment of preferred shares.

•	We did not design and maintain effective controls associated with related party transactions and disclosures. The controls in place were not designed at a sufficient level of precision or rigor to effectively prepare and review the financial records in such manner as to identify and properly disclose the nature and financial data of all our related party relationships.

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

Our articles of incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our shareholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

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

We depend on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for the raw materials and services that we require to manufacture and sell our power electronics EV charging stations, including component parts, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements. Similarly, as an ODM designing and manufacturing electronic products, many of our customers facing similar challenges

The effect of future health pandemics and the ongoing Covid-19 pandemic on our business, prospects and results of operations will depend on their duration and sustained impact. Difficult macroeconomic conditions, such as supply shortages, increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of pandemics, as well as reduced spending by businesses, could have a material adverse effect on the demand for our products and services. The effect of, or even the threats of, a new global pandemic can also vary over time and across the region we operate

The Covid-19 pandemic continues to disrupt the global supply chain caused some delays in equipment orders from our contract manufacturers. As federal, state, local and foreign economies return to pre-pandemic levels, we expect demand for power electronics products charging station usage to increase; however, we are unable to predict the extent of such recovery due to the uncertainty of the possible recurrence of Covid-19 or its variants. As a result, we are unable to predict the ultimate impact that continuing equipment order delays will have on our business and our future results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Information Security Program

Our information security organization safeguards the confidentiality, integrity, and availability of our systems, services, and data. We employ skilled security and technology professionals, both internal and external, and continually invest in the resources necessary to adapt and counter evolving cybersecurity threats. Our work is overseen by the Task Force (as defined below) for strategic guidance and accountability.

Cybersecurity Risk Management and Strategy

Our information security program incorporates a robust cybersecurity risk management strategy. This strategy prioritizes continuous improvement and ensures the confidentiality, integrity, and availability of our critical systems, data, and operations.

We leverage industry best practices, including guidance from the National Institute of Standards and Technology (NIST), to identify, assess, and manage cybersecurity risks relevant to our business. While we don't adhere to any specific technical standards or specifications, NIST provides a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

•	Risk Identification: We proactively identify potential threats across our facilities, vendors, operations, systems, and broader IT environment. Threat intelligence, current attack trends, and industry-specific threats inform our risk assessments.

•	Risk Evaluation: We conduct regular risk assessments to measure our preparedness against identified threats.

•	Actionable Plans: We ensure risk is addressed and tracking any necessary remediation through an action plan.

While cybersecurity risks are inherent to our industry, we have experienced no material impact on our business strategy, operations, or financial condition to date. We remain vigilant in managing these risks through our comprehensive security program.

Cybersecurity Governance

Management is responsible for the cybersecurity risk management program as well as actions to identify, assess, mitigate, and remediate material issues. The Company’s cybersecurity risk management program is supervised by our Chief Technology Officer (“CTO”), who reports directly to the Company’s Chief Executive Officer. The CTO and his team are responsible for leading cybersecurity strategy, policy, standards, architecture and processes.

Our board of directors has ultimate oversight of and is charged of cybersecurity matters and receives reports from the CTO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. In accordance with our cyber incident response plan, the board of directors is promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. At least annually, the board of directors reviews and discusses the Company’s technology strategy in combination with the Company’s strategic objectives with Management.

In an effort to detect and defend against cyber threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Open Market (Current Information), operated by OTC Markets Group Inc., under the symbol TOG. The last reported sale price for our common stock, as quoted on the Pink Open Market, was $0.013 on April 10, 2024.  Quotes of stock trading prices on any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

As of December 31, 2023, there were 198 shareholders of record of our common stock based upon the records of the shareholders provided by our transfer agent. Our transfer agent is Computershare, Inc. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2023, the Company held a special meeting of shareholders and the shareholders voted and approved the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of December 31, 2023, no shares had been issued under the plan.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to several factors, including those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

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

On March 20, 2022, TOG entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of Ault. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to us all of the outstanding shares of common stock of TOGI held by the Parent, and in consideration for the issuance by TOG to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of our common stock at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the common stock on an as-converted basis. Immediately following the Acquisition, TOGI became our wholly owned subsidiary, and subsequent thereto, TOGI was merged with and into our company, pursuant to which TOGI ceased to exist. TurnOnGreen continues to be led by its Chief Executive Officer and Chief Financial Officer, Amos Kohn and its President, Marcus Charuvastra.

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

➢        Our ability to provide our products and systems on a timely basis relies heavily on obtaining essential electronic components used not only in our products but also in our customers' products. As an electronics technology original design manufacturer ("ODM") and original equipment design manufacturer (“OEM”), we continue to face significant challenges in producing some of our products due to shortages and delays in electronic components and raw materials. Various factors, including the Covid-19 pandemic, heightened demand for electronics, and disruptions in the supply chain, have led to a widespread scarcity of these crucial materials. Some of our customers face similar challenges, affecting their demand for our products promptly.

➢        Electronic component shortages are stretching into 2023 and beyond because of Covid-19, political strife, and sourcing competition used in our products. Our OEM are currently 12-18 months likewise some of our customers who source our products facing similar supply chain disruption and reduction in customers’ demand for their products have a negative effect on their business in which has a negative impact on our business.

The disruption in supply chain continued throughout 2023, has extended our production time periods and delayed the timing of revenue recognition. The impact of parts shortages has been abrupt, and consequently, we estimate that our costs have increased by approximately 20% in 2023. We have also experienced decreases in demand for our products and services, deficiencies in the supply of raw materials, closures of manufacturing facilities, pushing out orders schedule or canceling some orders by some of our customers, extended lead times to procure supplies and insufficient staffing. We believe this has been a contributing factor to the decline in our revenues by approximately 24% in 2023.

➢        To date, our operations were financed principally through investments by Ault and took advantage of Ault’s size and purchasing power in procuring goods, technology, and services, including insurance, employee benefit support and audit, and other professional services. Though Ault is now a controlling shareholder after the completion of the Acquisition, we may not have access to Ault’s financial and other resources in the future.

Results of Operations

for the Years Ended December 31, 2023, and 2022

	2023	2022	Change ($)	Change (%)
Revenue	$4,201,000	$5,522,000	$(1,321,000)	(24)%
Cost of revenue	3,306,000	3,504,000	(198,000)	(6)%
Gross profit	895,000	2,018,000	(1,123,000)	(56)%
Operating expenses:
Research and development	418,000	697,000	(279,000)	(40)%
Selling and marketing	1,446,000	1,522,000	(76,000)	(5)%
General and administrative	3,642,000	3,963,000	(320,000)	(8)%
Depreciation	63,000	51,000	12,000	(24)%
Total operating expenses	5,569,000	6,233,000	(664,000)	(11)%
Operating loss	(4,674,000)	(4,215,000)	459,000	11%
Other expense:
Interest	160,000	5,000	155,000	3,100%
Total other expense	160,000	5,000	155,000	3,100%
Net loss	(4,834,000)	(4,220,000)	614,000
Preferred dividends	(2,028,000)	(639,000)	1,389,000	34%
Net loss available to common shareholders	$(6,862,000)	$(4,859,000)

Revenue and Gross Profit

For the year ended December 31, 2023, we had decreased revenues of $1,321,000 and decreased gross profits of $198,000 compared to the year ended December 31, 2022, primarily due to decreased sales in the year ended December 31, 2023, related to large projects which were discontinued in 2022, that drove increased production and deliveries in the comparable year. Additionally, our cost of revenue increased primarily due to charges for excess and obsolete inventory of $853,000 in the year ended December 31, 2023.

Net Loss and Operating Expenses

During the year ended December 31, 2023, our net loss increased $614,000 from the year ended December 31, 2022. During the year ended December 31, 2023, our gross profit decreased $1,123,000 as described above, but was somewhat offset by decreased operating expenses of $664,000.

Net Loss Available to Common Shareholders

In September of 2022, TOG was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders of $1.4 million for the year ended December 31, 2023, compared to the prior year.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on the Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2023, the Company had cash and cash equivalents of $0.0 million and negative working capital of $5.5 million.

Critical Accounting Estimates

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

Impact of Coronavirus on Our Operations

The Covid-19 pandemic still had a negative impact on our Company during 2023, and has impacted our supply chain for semiconductors and other electronic components and material parts from vendors, particularly as a result of disruptions from the temporary suspension of operations of semiconductors, electronic manufacturers and distributors.

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

Supply chain disruptions, component shortages, manufacturing interruptions, higher materials, and products’ costs, longer lead time, customers’ orders’ delays, and some customers' orders cancelations had significant adverse contribution to business and results of operations. For example, supply chain challenges related to the Covid-19 pandemic and global semiconductor chip shortages have impacted our customers and, as a result, impacted us. We depend on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from our suppliers and contract manufacturers. Similarly, our customers are facing similar challenges which adversely affect their business resulting in pushing out the delivery schedule for some orders or canceling some orders they have placed with.

The disruptions in manufacturing, delivery, prolonged port congestion and intermittent supplier shutdowns and delays, each of which has been exacerbated by the Covid-19 pandemic, have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in our sales similarly effected many customers of us. The increased demand for electronic products and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges.

Ongoing supply chain challenges, component shortages and heightened logistics costs have adversely affected our gross margins in fiscal 2023 and we expect that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses for the foreseeable future. Further, any sustained downturn in demand for electronic technology used in our customers’ electronic systems and EVs would also harm our business.

Such adverse impacts on our supply chain could limit our ability to manufacture and sell our products on a timely and cost effective basis and adversely affect our gross margins, which could materially adversely affect our business and results of operations. The measures and proactive steps we have taken to address the challenges posed by recent supply chain disruptions and revenue fluctuations affecting us and our customers.

In response to these issues, we have implemented during the years ended December 31, 2023, and 2022 the following measures:

•	Strategic Pricing Adjustments: We have increased the pricing of select products to align with our costs and maintain profitability.

•	Product Portfolio Optimization: Certain products have been replaced with alternatives that offer higher profit margins, enhancing overall revenue streams.

•	Engineering Contracts: We have secured engineering contracts with new tier 1 customers in the defense and telecommunications sectors. These contracts focus on designing advanced power electronic products for defense tactical applications and telecommunications broadband networks. This initiative aims to mitigate supply chain disruptions and offset revenue reduction.

•	Diversification of Suppliers: To mitigate the impact of supplier shutdowns, we have qualified alternative suppliers for critical materials and components.

•	Product Redesign: We have redesigned certain products by reengineering main circuit boards to accommodate alternative microchips and materials, ensuring a stable supply chain.

•	Manufacturing Partner Optimization: Production of some products has been relocated from suspended contract manufacturers to alternative partners with whom we have established relationships, ensuring uninterrupted manufacturing processes.

•	Inventory Management: We have procured critical raw materials and increased inventory levels to improve sales delivery response times.

•	Talent Acquisition: In response to staffing shortages, we have hired and continue to onboard qualified personnel to support our operations effectively.

These strategic initiatives demonstrate our commitment to adaptability and resilience in the face of challenges. We remain focused on delivering value to our customers while navigating market uncertainties.

Recently Issued Accounting Pronouncements

The Company has implemented all the new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Developments

On September 5, 2023, our board received and accepted the resignation of David J. Katzoff from his position as the Chief Financial Officer of the Company, effective September 5, 2023. Mr. Katzoff’s resignation is not related to or due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, including the Company’s accounting principles and practices and internal controls.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TurnOnGreen, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TurnOnGreen, Inc. (formerly known as Imperalis Holding Corp.) and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 11, 2024

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,000	$95,000
Accounts receivable	966,000	1,022,000
Inventories	1,339,000	2,595,000
Prepaid expenses	630,000	684,000
TOTAL CURRENT ASSETS	2,956,000	4,396,000

Property and equipment, net	358,000	326,000
Right-of-use assets	1,133,000	1,661,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$4,717,000	$6,653,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,583,000	$1,798,000
Dividends payable	2,667,000	639,000
Accrued legal contingencies	1,066,000	681,000
Operating lease liability, current	619,000	561,000
Related party notes and advances payable	2,472,000	52,000
TOTAL CURRENT LIABILITIES	8,407,000	3,731,000

LONG TERM LIABILITIES
Operating lease liability, non-current	631,000	1,251,000
Other long term liabilities	105,000	59,000
TOTAL LIABILITIES	9,143,000	5,041,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2023, December 31, 2022, respectively	25,000,000	25,000,000

SHAREHOLDER’S DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of December 31, 2023, and 750,000,000 as of December 31, 2022: 183,941,422 shares issued and outstanding on December 31, 2023, and 172,694,837 as of December 31, 2022, respectively	184,000	173,000
Additional paid-in capital	13,504,000	12,691,000
Accumulated deficit	(43,114,000)	(36,252,000)
TOTAL SHAREHOLDERS’ DEFICIT	(29,426,000)	(23,388,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,717,000	$6,653,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Revenue	$4,201,000	$5,522,000
Cost of revenue	3,306,000	3,504,000
Gross profit	895,000	2,018,000

Operating expenses:
General and administration	3,705,000	4,014,000
Selling and marketing	1,446,000	1,522,000
Research and development	418,000	697,000
Total operating expenses	5,569,000	6,233,000
Operating loss	(4,674,000)	(4,215,000)
Other expense:
Interest expense, related party	160,000	3,000
Interest expense	-	2,000
Total other expense	160,000	5,000
Net loss	(4,834,000)	(4,220,000)

Preferred Dividends	(2,028,000)	(639,000)
Net loss available to common shareholders	$(6,862,000)	$(4,859,000)

Net loss per common share basic and diluted:	$(0.04)	$(0.09)

Weighted average common shares, basic and diluted	177,562,045	54,273,016

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000))	$(23,388,000)
Contribution from Parent	-	-	730,000	-	730,000
Fair value of warrants at issuance	-	-	39,000	-	39,000
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Common stock issued upon exercise of warrants	5,215	-	-	-	-
Preferred dividends	-	-	-	(2,028,000)	(2,028,000)
Net loss	-	-	-	(4,834,000)	(4,834,000)
Balance, December 31, 2023	183,941,422	$184,000	$13,504,000	$(43,114,000)	$(29,426,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2022	-	$-	$9,383,000	$(31,393,000)	$(22,010,000)
Contribution from Parent	-	-	3,209,000	-	3,209,000
Common stock assumed on acquisition of net assets	161,704,695	162,000	-	-	162,000
Common stock issued upon conversion of promissory notes	10,990,142	11,000	99,000		110,000
Preferred dividends	-	-	-	(639,000)	(639,000)
Net loss	-	-	-	(4,220,000)	(4,220,000)
Balance, December 31, 2022	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from operating activities:	2023	2022
Net loss	$(6,862,000)	$(4,859,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,000	51,000
Amortization of right-of-use assets	528,000	488,000
Amortization of debt discount	89,000	-
Inventory adjustment	853,000	-
Allocation of parent company overhead	153,000	670,000
Changes in operating assets and liabilities
Accounts receivable	56,000	(395,000)
Prepaid expenses and other assets	(29,000)	1,136,000
Inventory	403,000	(1,349,000)
Accounts payable	(89,000)	508,000
Accrued expenses and other current liabilities	(48,000)	1,382,000
Dividends payable	2,028,000
Operating lease liabilities	(516,000)	(301,000)
Net cash used in operating activities	(3,341,000)	(2,669,000)

Cash flows from investing activities:
Purchase of property and equipment	(42,000)	(263,000)
Cash used in investing activities	(42,000)	(263,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	2,482,000	52,000
Proceeds from contribution from parent	577,000	2,863,000
Proceeds from note payable, fees	250,000	-
Net cash provided by financing activities	3,309,000	2,915,000

Net decrease in cash and cash equivalents	(74,000)	(17,000)
Cash at beginning of period	95,000	112,000
Cash at end of period	$21,000	$95,000
Non-cash investing and financing activities
Recognition of new operating lease right-of-use assets and lease liabilities	$-	$1,905,000
Acquisition of net assets	$-	$214,000
Conversion of principal and interest on convertible note	$55,000	$110,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. DESCRIPTION OF BUSINESS

Overview

TurnOnGreen, Inc. (formerly known as Imperalis Holding Corp.), a Nevada Corporation (“TOG”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies (“TOGT,” or collectively, the “Company”), is an emerging electric vehicle (“EV”) electrification infrastructure solutions and premium custom power products company. The Company designs, develops, manufactures and sells highly engineered, feature-rich, high-grade power conversion systems and power system solutions for mission-critical applications and processes electronic products as well as EV charging solutions to diverse industries, markets and sectors including e-Mobility, medical, military, telecommunications, and industrial.

TOG was incorporated in Nevada on April 5, 2005, and is a subsidiary of Ault Alliance, Inc. a Delaware corporation (the “Parent” or “Ault”) and currently operates as a reporting segment of Ault. On December 21, 2023, the Company changed its legal name from “Imperalis Holding Corp.” to “TurnOnGreen, Inc.”  pursuant to a certificate of amendment to its Articles of Incorporation filed with the Nevada Secretary of State on December 21, 2023. The Company also amended and restated its bylaws on January 11, 2024, to reflect the change in its name. The principal executive offices of the Company are located at 1421 McCarthy Blvd., Milpitas, California 95035, its telephone number is (510) 657-2635 and its corporate website is www.turnongreen.com.

Recapitalization and Reorganization

On March 20, 2022, Ault and TOG entered into a Securities Purchase Agreement (the “Agreement”) with TurnOnGreen, Inc., a Nevada corporation (“TOGI”), a then wholly owned subsidiary of the Parent. Pursuant to the Agreement, at the Closing, which occurred on September 6, 2022, the Parent delivered to TOG all of the outstanding shares of common stock of TOGI held by the Parent in consideration for the issuance by TOG to the Parent (the “Acquisition”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “Series A Preferred Stock”), with each such share having a stated value of $1,000. The Series A Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Parent’s option, is redeemable by the Parent, and entitles the Parent to vote with the Common Stock on an as-converted basis.

Immediately following the Acquisition, TOGI became a wholly owned subsidiary of TOG, and subsequent thereto, TOGI was merged with and into TOG, pursuant to which TOGI ceased to exist. The acquisition was treated as an asset acquisition and the equity of the Company was retroactively restated for the conversion of 1,000 shares for 25,000 shares of preferred stock upon completion of the Acquisition.

Pursuant to Accounting Standards Codification (“ASC”) 250-10 and ASC 805-50, the Acquisition was recognized prospectively for all periods. While TOG was deemed to be the legal acquirer of TOGI, TOGI was considered the acquiror and predecessor for accounting and financial reporting purposes and, therefore, was deemed to be the receiving entity and is presented on a stand-alone basis for all periods. The accompanying financial statements have been prospectively updated as a result of the asset acquisition under common control, which was completed on September 6, 2022.

As a result of the Acquisition, prior period shares and per share amounts appearing in the accompanying consolidated financial statements have not been adjusted until the date of the Acquisition as a part of the net assets acquired.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation. All significant intercompany accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include net realizable inventory value and useful lives of asset.

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

Cash and Cash Equivalents

The Company’s cash is maintained in checking accounts with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2023, and December 31, 2022, the Company had cash of $21,000 and $95,000, respectively. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company’s receivables are recorded when invoiced and represent claims against third parties that will be settled in cash. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts under the current expected credit loss impairment model and discloses the net amount of the financial instrument expected to be collected. The Company estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

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

Inventory

Inventories, inclusive of raw materials and finished goods, are valued at the lower cost or net realizable value after using the first-in, first-out method. Management compares the cost of inventory with the net realizable value and adjustments are made for writing down inventory to net realizable value, if lower.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2023, and December 31, 2022, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

Preferred Shares

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.

New Accounting Guidance – Recently Adopted

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment approach in legacy GAAP with a methodology that reflects future credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as of January 1, 2023, and the adoption had no impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements not yet Adopted

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

 4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Year Ended December 31,
	2023	2022
Primary Geographical Markets
North America	$3,771,000	$4,514,000
Europe	29,000	115,000
Other	401,000	893,000
Total Revenue	$4,201,000	$5,522,000

Major Goods
Power supply units	$3,854,000	$5,214,000
EV chargers	347,000	308,000
Total Revenue	$4,201,000	$5,522,000

Timing of Revenue Recognition
Revenue recognized over time	$16,000	$22,000
Goods transferred at a point in time	4,185,000	5,500,000
Total Revenue	$4,201,000	$5,522,000

The Company’s related party sales consisted of the following:

	For the Year Ended December 31,
	2023	2022
Related Party
Subsidiaries of Ault	$14,000	$26,000
Entities Ault holds an investment interest in	-	1,000
Total Revenue	$14,000	$27,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$769,000	18%	$935,000	17%
Customer B	$476,000	11%	$

5. TRADE RECEIVABLES

As of December 31, 2023, and 2022, the Company had related party receivables of $0 and $25,000, respectively. As of December 31, 2023, receivables from three customers made up 64% of the Company’s receivables. As of December 31, 2022, five customers made up 64% of the outstanding receivables with two customers being the same customers as referred to with respect to the December 31, 2023, concentration.

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	Trade Receivables	Percentage of	Total Receivables	Percentage of
	by Major	Total Trade	by Major	Total Trade
	Customer	Receivables	Customer	Receivables
Customer A	$342,000	35%	$199,000	19%
Customer B	$-	-%	$111,000	11%
Customer C	$179,000	18%	$-	-
Customer D	$-	-%	$169,000	17%

 6. PROPERTY AND EQUIPMENT

As of December 31, 2023, and 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and equipment	$649,000	$667,000
Leasehold improvements, furniture and equipment	217,000	207,000
EV chargers	141,000	115,000
	1,007,000	989,000
Less: accumulated depreciation and amortization	(649,000)	(663,000)
Property and equipment, net	$358,000	$326,000

Depreciation and amortization expense related to property and equipment was $63,000 and $51,000 for the years ended December 31, 2023, and 2022, respectively.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Useful Lives
Asset	(In Years)
Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture, and fixtures	3 - 15
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

7. INVENTORIES

As of December 31, 2023, and 2022, inventories consisted of:

	December 31, 2023	December 31, 2022
Finished products	$878,000	$1,807,000
Raw materials, parts and supplies	461,000	788,000
Total inventories	$1,339,000	$2,595,000

8. LEASES

Office and Warehouse Leases

During the year ended December 31, 2023, the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and the Company recognized $84,000 of income related to the sublease. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The Company leases offices and warehouse space under operating leases requiring periodic payments. The following table provides a summary of leases by balance sheet category as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Operating right-of-use assets	$1,133,000	$1,661,000
Operating lease liability – current	619,000	561,000
Operating lease liability – non-current	631,000	1,251,000

The components of lease expenses recorded within operating expenses on the Company's condensed consolidated statements of operations for the years ended December 31, 2023, and 2022, were as follows:

	December 31,
	2023	2022
Operating lease costs	$623,000	$648,000
Less: Sublease income	(84,000)	-
Total	$539,000	$648,000

The following tables provides a summary of other information related to leases for the year ended December 31, 2023:

December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:	-
Operating cash flows related to operating leases	$682,000
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases	2.0 years
Weighted-average discount rate – operating leases	8%

Payments due by period of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2023, were as follows:

2024	$693,000
2025	609,000
2026	51,000
Total lease payments	1,353,000
Less interest	(103,000)
Present value of lease liabilities	$1,250,000

9. RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Ault Alliance, Inc. (“Ault” or “AAI”), and as a result AAI is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $642,000 and $670,000 for the fiscal year end December 31, 2023, and 2022, respectively.  $154,000 and $670,000 of these costs were recorded as Contribution from Parent in the statement of stockholders’ equity.  The remaining $488,000 for the fiscal year ended December 31,2023 was recorded as Ault advance payable.

Ault has made capital contributions to the Company of $576,000 and $2,539,000 for general corporate purposes. Total Contributions from Parent are $730,000 and $3,209,000 for the period ended December 31, 2023, and 2022, respectively.

Related Party Sales and Receivables

The Company recognized $14,000 and $27,000 in revenue in the years ended December 31, 2023, and 2022, respectively, from sales to another subsidiary of Ault or businesses that Ault holds an investment in. As of December 31, 2023, and 2022, the Company had related party receivables of $0 and $25,000, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on December 31, 2023, and 2022, were comprised of the following:

	Interest rate	Due date	December 31, 2023	December 31, 2022
Ault advance payable	10%	-	$2,407,000	$-
Chief Executive Officer	14%	Default	51,000	25,000
Non-officer June and September 2023 advance payable	-	-	14,000	13,000
Officer December 2022 advance payable	-	-		14,000
Total related party notes and advances payable			$2,472,000	$52,000

During June 2023, AAI and the Company’s management determined that all allocations and capital funding provided to us by AAI beginning April 1, 2023, would be repaid, and treated as a related party note payable. On August 15, 2023, the Company entered into a loan and security agreement (the “security agreement”) with AAI in relation to the June 30, 2023, outstanding Ault advance payable of $701,000. The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

The Company recorded related party interest expense of $160,000 and $0 for the years ended December 31, 2023, and 2022, respectively in interest expense, related party.

Accounts Payable – Related Party

The Company is a majority owned subsidiary of Ault. During the year ended December 31, 2022, Ault made vendor payments on behalf of TOG amounting to $28,000. This intercompany balance due to Ault is reflected in accounts payable as of December 31, 2022.

10. STOCK BASED COMPENSATION

The Company has a 2023 Stock Incentive Plan pursuant to which 100,000,000 shares are reserved for issuance. As of December 31, 2023, no shares had been issued under the plan.

11. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2023, and 2022, were comprised of the following:

	Conversion price per share	Interest rate	Due date	December 31, 2023	December 31, 2022
Opportunity fund convertible notes payable	$0.005	10%	January 14, 2024	$-	$45,000
Total convertible notes payable				$-	$45,000

The Company had convertible promissory notes payable to Opportunity Fund, LLC in the principal amount of $45,000 (the “Note”). The Note allowed for advances up to the maximum amount of $75,000. The principal, together with any accrued but unpaid interest on the amount of principal, was convertible upon request by the noteholder.

On July 12, 2023, the Company’s convertible promissory note payable to Opportunity Fund, LLC in the amount of $44,000 of principal and accrued interest of $11,000 were converted into 11,241,370 shares of common stock at the Opportunity Fund’s option at a conversion price of $0.005 per share.

As of December 31, 2022, the convertible notes payable had accrued interest of $9,000.

12. NOTES PAYABLE

The Company borrowed $250,000 and issued a promissory note to FAR Holdings International, LLC (the “Investor”) in the principal face amount of $300,000 and bears no interest. The Company also issued the Investor warrants (the “Warrants”) to purchase an aggregate of 1,000,000 shares of common stock, par value of $0.001 per share (the “Warrant Shares”).

As of December 31, 2023, the promissory note was terminated and the principal balance as well as the accrued default fees of $52,000 was recorded as related party notes and advances payable.

The Warrants entitle the holder to purchase shares of common stock for a period of five years from the date of issuance at an exercise price of $0.044 per share, subject to adjustment and vested immediately. The exercise price of each Warrant is subject to adjustment for customary stock splits, stock dividends, combinations, or similar events.

The proceeds from the sale of the promissory note and warrants were allocated based on their relative stand-alone fair values The fair value of the Warrants was determined on a stand-alone basis as $53,000 and was measured using the Black-Scholes option pricing model utilizing the assumptions in the table below. $39,000 allocated to the warrants was accounted for as paid in capital and debt discount amortized using the effective rate of interest over the life of the promissory note.

Term	5 years
Exercise Price	$0.044
Volatility	271%
Risk-free interest rate	3%
Expected dividend yield	-

13. INCOME TAXES

The Company filed its tax returns as part of its shareholder’s consolidated federal and state income tax filings. The Company deconsolidated during 2023 and will start filing its own consolidated federal and state income tax returns. The estimated deferred tax assets and tax liabilities is based on if the Company had filed on a stand-alone basis and not as part of a consolidated return. The following is a geographical breakdown of loss before the provision for income tax, for the years ended December 31, 2023, and 2022.

	2023	2022
Pre-tax loss
U.S. Federal	$(4,834,000)	$(4,220,000)
Foreign	-	-
Total	$(4,834,000)	$(4,220,000)

The federal and state income tax (provision) benefit is summarized as:

	2023	2022
Current
U.S. Federal	$-	$-
U.S. State	-	-
Foreign	-	-
Total current provision	-	-
Deferred
U.S. Federal	-	-
U.S. State		-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total provision (benefit) for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred taxes as of December 31 were as follows:

	2023	2022
Deferred tax asset:
Net operating loss	$6,558,000	$6,037,000
Intangible asset basis	118,000	132,000
Deferred rent liability	349,000	507,000
Inventory adjustments	352,000	148,000
R&D capitalization	201,000	144,000
Asset retirement obligation	4,000	1,000
Settlement liability	267,000	161,000
Accrued warranty	14,000	12,000
Accrued salaries	65,000	-
Deferred revenue	12,000	-
Total deferred tax asset	7,940,000	7,142,000

Deferred tax liability:
ROU assets	(316,000)	(465,000)
Fixed asset basis	(97,000)	(65,000)
Total deferred income tax liabilities	(413,000)	(530,000)
Net deferred income tax assets	7,528,000	6,591,000
Valuation allowance	(7,528,000)	(6,612,000)
Deferred tax asset (liability), net	$-	$-

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

The valuation allowance increased by $915,000, and $1,161,000 during the years ended December 31, 2023, and 2022, respectively. Net operating losses and tax credit carryforwards as of December 31, 2023, and 2022 were as follows:

	2023 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$12,724,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	10,169,000	2022 to 2037
Net operating losses, state	25,095,000	2029 to 2041

	2022 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$10,378,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	11,185,000	2022 to 2037
Net operating losses, state	21,597,000	2029 to 2041

The effective tax rate of the Company’s provision (benefit) for income taxes as of December 31, 2023, and 2022 differed from the federal statutory rate as follows:

	2023	2022
Statutory Rate	21.00%	21.00%
State Tax	6.74%	6.98%
Permanent Differences	(0.35)%	(0.57)%
Changes in VA	(18.94)%	(28.06)%
NOL Expiration	(3.93)%	0.00%
Prior Year True-ups	(4.52)%	0.65%
Total	0.00%	0.00%

The Company’s statute of limitations remains open for various taxable years in various U.S. federal and California jurisdictions.

14. LOSS PER SHARE

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for each of the years ended December 31, 2023, and 2022, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following as of December 31, 2023, and 2022:

	December 31,
	2023	2022
Warrants	116,010,720	-
Convertible notes	-	10,736,066
Convertible preferred stock	25,000,000	25,000,000
Total	141,010,720	35,736,066

15. COMMITMENTS AND CONTINGENCIES

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as additional information becomes available. Significant judgment is required to determine both the likelihood of there being a loss, and the estimated amount of a loss related to such matters.

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff-William Gordon, filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1.1 million inclusive of interest, legal fees, administrative fees and expenses.

The Company had accrued liabilities of $1.1 million and $0.7 million for legal matters that were contingencies as of December 31, 2023, and 2022, respectively.

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

Non-cancelable Obligations

In the normal course of business, the Company enters non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of December 31, 2023, and 2022, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $36,000 and $0, respectively.

16. SHAREHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue 2 billion (2,000,000,000) shares of common stock, par value $0.001 per share and ten million (50,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares, which can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of common stock of the Corporation, voting together as a single class.

Common Stock

The holders of the Company’s Common Stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Company’s board of directors (the “Board”). Holders of Common Stock are also entitled to share ratably in all of the Company’s assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the Company’s affairs.

Except as otherwise required by law or as may be provided by the resolutions of the Board authorizing the issuance of Common Stock, all rights to vote and all voting power shall be vested in the holders of Common Stock. Each share of Common Stock shall entitle the holder thereof to one vote.

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

Dividends on the Series A Preferred Stock accrue daily and are in cumulative form, and including, the date of original issue and shall be payable quarterly on the last day of each calendar quarter out of funds legally available therefore, at the rate of eight percent (8%) per annum based on a 360-day calendar year.

Each holder shall be entitled to vote on an “as converted” basis with holders of outstanding shares of our common stock, voting together as a single class, with respect to any and all matters presented to the shareholders for their action or consideration. For so long as the holder shall continue to hold any shares of Series A Preferred Stock issued to it on the date of the Acquisition, the holder shall be entitled to elect a number of directors to the Board equal to a percentage determined by the number of Series A Preferred Stock beneficially owned by the holders, determined on an “as converted” basis, divided by the sum of the number of shares of Common Stock outstanding plus the number of Series A Preferred Stock outstanding on an “as converted” basis, provided, that the number of directors that the holders are entitled to elect shall never be less than a majority of our Board.

Beginning January 1, 2026, the shares of Series A Preferred Stock shall be subject to redemption in cash at the option of the holder in an amount per share equal to the stated value plus all accrued and unpaid dividends thereon. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the shares of Series A Preferred Stock are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Common Stock Purchase Warrants

On August 7, 2023, the Company issued 56,405,175 warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.10 per share.

On July 10, 2023, the Company issued 58,610,760 warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.13 per share.

As of December 31, 2023, 13,228,170 of these warrants were held by related parties.

17. SUBSEQUENT EVENTS

On March 21, 2024, TurnOnGreen amended its articles of incorporation by the filing with the Secretary of State of the State of Nevada an amendment (the “Series A COD Amendment”) to the certificate of designation for the Company’s Series A Preferred Stock. The Series A COD Amendment was approved on March 21, 2024, by an affirmative vote of the holder of the Series A Preferred Stock outstanding as of such date and by the unanimous affirmative vote of the board of directors of TurnOnGreen on March 21, 2024. The Series A COD Amendment became effective upon filing with the Secretary of State of the State of Nevada.

Pursuant to the Series A COD Amendment, the commencement date upon which the holder of the Company’s Series A Preferred Stock may redeem the Series A Preferred Stock has been changed from commencing on the first anniversary of the issuance date of the Series A Preferred Stock to commencing anytime beginning on January 1, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

 Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

•	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The company’s primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively;

•	The insufficient resources in our accounting function also resulted in a deficiency over design and implementation of effective revenue recognition policies, procedures and controls with respect to the identification, timing and treatment of various new contracts with customers;

•	Management also concluded that there was a deficiency in internal controls over financial reporting relating to the accounting treatment for complex financial instruments which resulted in the failure to properly account for such instruments, specifically with respect to the classification and proper accounting treatment of preferred shares; and

•	Lastly, we did not design and maintain effective controls associated with related party transactions and disclosures. The controls in place were not designed at a sufficient level of precision or rigor to effectively prepare and review the financial records in such manner as to identify and properly disclose the nature and financial data of all our related party relationships.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions
Amos Kohn	64	Founder, Chief Executive Officer, Chief Financial Officer and Director
Marcus Charuvastra	45	President and Director
Douglas Gintz	57	Chief Technology Officer and Director

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

Family Relationships

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of our company. All executive officers are appointed annually by the board of directors. Directors serve until the next annual meeting of our shareholders and until their successors are elected and qualified.

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

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is currently composed of three members, none of whom qualifies as “independent” under the listing standards of Nasdaq Marketplace Rules. Prior to the Acquisition, we had only two directors, neither of whom was independent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2023, and 2022, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2023, and 2022 of at least $100,000 and who were executive officers on December 31, 2023. We refer to these persons as our “Named Executive Officers”. The following table includes all compensation earned by the Named Executive Officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amos Kohn	2023	350,000	-	-	-	29,540	379,540
Chief Executive Officer	2022	350,000	-	-	-	30,540	380,540
Marcus Charuvastra	2023	128,125	5,834	-		1,160	135,119
President and Chief Revenue Officer	2022	125,000	40,000	5,271		1,127	171,398

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid any of our directors any compensation for serving on our Board.

Equity Compensation Plan Information

On June 27, 2023, the Company held a special meeting of shareholders and the shareholders voted and approved three proposals presented for a vote, including approving the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of December 31, 2023, no shares had been issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock based on 220,713,952 shares issued and outstanding as of the close of business on April 10, 2024  by (i) each person who is known by the company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the company as a group.

Name and Address of Beneficial Owners of Common Stock (1)	Number of shares beneficially owned	% of Common Stock
Amos Kohn (3)	24,800	*
Marcus Charuvastra	-	- - -
Douglas Gintz (4)	18,080	*
All Directors and Officers as a group (Three persons)	21,440	*
Ault Alliance, Inc. (2)	87,636,263	39.7%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Imperalis Holding Corp., 1421 McCarthy Blvd., Milpitas, California 95035.

(2) Consisting of (i) 14,348,481 shares held by Sentinum, Inc., (ii) 23,443,017 shares held by Ault Lending, (iii) 12,452,875 shares underlying warrants held by Ault Lending, (iv) 36,770,330 shares underlying the Series A Preferred Stock, (iv) 315,780 shares and 315,780 underlying warrants are held by Ault and Company, Inc. Ault may be deemed to beneficially own the shares beneficially owned by Sentinum, Inc. and Ault Lending as Sentinum, Inc. and Ault Lending are wholly owned subsidiary of Ault. Milton C. Ault, III, the Executive Chairman of Ault, exercises voting and dispositive power over the shares owned by Ault. The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

(3) Represents 12,400 shares and an equal number of warrants.

(4) Represents 9,040 shares and an equal number of warrants.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We use the definition of “independence” of the Nasdaq Marketplace Rules to make this determination. Rule 5605(a)(2) of the Nasdaq Marketplace Rules provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Rule 5605(a)(2) generally provides that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company or its parent;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•	the director is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Policies and Procedures for Related Party Transactions

The TurnOnGreen audit committee, when established, will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer or greater than 5% beneficial owner of common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. An investor may obtain a written copy of this policy, once adopted, by sending a written request to TurnOnGreen, Inc., 1421 McCarthy Blvd., Milpitas, California 95035, Attention: Legal Department. Our audit committee charter that will be in effect, once adopted, will provide that the audit committee shall review and approve or disapprove certain related party transactions, including material transactions with Ault.

 Ault provides human resources, accounting, and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $642,000 and $670,000 for the fiscal year end December 31, 2023, and 2022, respectively.  $154,000 and $670,000 of these costs were recorded as Contribution from Parent in the statement of stockholders’ equity.  The remaining $488,000 for the fiscal year ended December 31,2023 was recorded as Ault advance payable.

Ault has made capital contributions to the Company of $576,000 and $2,539,000 for general corporate purposes. Total Contributions from Parent are $730,000 and $3,209,000 for the period ended December 31, 2023, and 2022, respectively.

 Related Party Sales and receivables

 The Company recognized $14,000 and $27,000 in revenue in the years ended December 31, 2023, and 2022, respectively, from sales to another subsidiary of Ault or businesses that Ault holds an investment in. As of December 31, 2023, and 2022, the Company had related party receivables of $0 and $25,000, respectively.

Related Party Notes and Advances Payable

 Related party notes and advances payable were used for working capital purposes and on December 31, 2023, and 2022, were comprised of the following:

	Interest rate	Due date	December 31, 2023	December 31, 2022
Ault advance payable	10%	-	$2,407,000	$-
Chief Executive Officer	14%	Default	51,000	25,000
Non-officer June and September 2023 advance payable	-	-	14,000	13,000
Officer December 2022 advance payable	-	-		14,000
Total related party notes and advances payable			$2,472,000	$52,000

During June 2023, AAI and the Company’s management determined that all allocations and capital funding provided to us by AAI beginning April 1, 2023, would be repaid, and treated as a related party note payable. On August 15, 2023, the Company entered into a loan and security agreement (the “security agreement”) with AAI in relation to the June 30, 2023, outstanding Ault advance payable of $701,000. The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

The Company recorded related party interest expense of $160,000 and $0 for the years ended December 31, 2023, and 2022, respectively in interest expense, related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Marcum LLP for the fiscal years ended December 31, 2023, and 2022.

	2023	2022
Audit fees	$340,000	$397,000

_________

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and registration statement and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS

2.1	Securities Purchase Agreement dated March 20, 2022 by and among Imperalis Holding Corp., BitNile Holdings, Inc and TurnOnGreen, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 21, 2022.
2.2	Form of Amendment to Securities Purchase Agreement, dated September 5, 2022. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed September 6, 2022.
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws of TurnOnGreen, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.5	Amended and Restated Articles of Incorporation, dated August 29, 2023. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed August 31, 2023.
3.6	Certificate of Amendment to the Articles of Incorporation, dated January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed January 18, 2024.
3.7	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed January 18, 2024.
4.1	Convertible Promissory Note, dated December 15, 2021, made by Imperalis Holding Corp. in favor of Digital Power Lending, LLC. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 21, 2021.
4.2	Description of Capital Stock
4.3	Form of Warrant. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 12, 2023.
10.1	Convertible Promissory Note issued January 14, 2021. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed April 13, 2021.
10.2	Exchange Agreement between Imperalis Holding Corp. and Digital Power Lending, LLC, dated as of December 15, 2021. Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed December 21, 2021.
10.3	Share Exchange Agreement with CannaCure Sciences, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed April 13, 2021.
10.4	Form of Partnership Agreement, dated April 26, 2021, between TurnOnGreen, Inc. (formerly Coolisys Technologies Corp.) and ChargeLab, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2022.
10.5	Form of Distribution and Resale Agreement with Tesco Solutions LLC an Indiana based construction firm. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 6, 2022.
10.6	Form of Purchase Agreement with Unique Electric Solutions, a New York based entity. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 6, 2022.
10.7	Form of Best Western International Marketing Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 6, 2022.
10.8	Form of EV-olution Charging Systems Distribution Agreement. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 6, 2022.
10.9	Form of CED National Accounts Distribution Agreement. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 6, 2022.
10.10	Form of Electric Vehicle Charger Site License Agreement dated May 23, 2002 by and between TurnOnGreen and Sunrise Hills Commercial Association. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed September 6, 2022.
10.11	Form of Purchase Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 12, 2023.
10.12	Form of Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 12, 2023.
10.13	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1/A filed February 9, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Pursuant to Rule 406 of Regulation S-T, the cover page is formatted in Inline XBRL (Inline eXtensible Business Reporting Language).

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2024

TURNONGREEN, INC.

By:	/s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 11, 2024	/s/ Amos Kohn
Amos Kohn, Chief Executive Officer, Chief Financial Officer and Director

April 11, 2024	/s/ Marcus Charuvastra
Marcus Charuvastra, Director

April 11, 2024	/s/ Douglas Gintz
Douglas Gintz, Director

