Form 10-Q
period 2024-03-31
TurnOnGreen, Inc.
filed 2024-05-14
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52140

TURNONGREEN, INC.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 208,897,792 shares of common stock as of May 13, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,000	$21,000
Accounts receivable	718,000	966,000
Inventories	1,105,000	1,339,000
Prepaid expenses	699,000	630,000
TOTAL CURRENT ASSETS	2,625,000	2,956,000

Property and equipment, net	341,000	358,000
Right-of-use assets	994,000	1,133,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$4,230,000	$4,717,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,055,000	$1,583,000
Dividends payable	3,167,000	2,667,000
Accrued legal contingencies	1,066,000	1,066,000
Operating lease liability, current	608,000	619,000
Related party notes and advances payable	3,365,000	2,472,000
TOTAL CURRENT LIABILITIES	9,261,000	8,407,000

LONG TERM LIABILITIES
Operating lease liability, non-current	494,000	631,000
Other long term liabilities	136,000	105,000
TOTAL LIABILITIES	9,891,000	9,143,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of March 31, 2024, and December 31, 2023, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of March 31, 2024, and December 31, 2023: 183,943,622 shares issued and outstanding on March 31, 2024, and 183,941,422 as of December 31, 2023, respectively	184,000	184,000
Additional paid-in capital	13,504,000	13,504,000
Accumulated deficit	(44,349,000)	(43,114,000)
TOTAL SHAREHOLDERS’ DEFICIT	(30,661,000)	(29,426,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,230,000	$4,717,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,225,000	$876,000
Cost of revenue	667,000	517,000
Gross profit	558,000	359,000

Operating expenses:
General and administrative	752,000	857,000
Selling and marketing	361,000	392,000
Research and development	111,000	119,000
Total operating expenses	1,224,000	1,368,000
Operating loss	(666,000)	(1,009,000)
Other expense:
Interest expense, related party	69,000	2,000
Total other expense	69,000	2,000
Net loss	(735,000)	(1,011,000)

Preferred Dividends	(500,000)	(500,000)
Net loss available to common shareholders	(1,235,000)	(1,511,000)

Net loss per common share basic and diluted:	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	183,942,274	172,694,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,200
Preferred dividends	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	(735,000)	(735,000)
Balance, March 31, 2024	183,943,622	$184,000	$13,504,000	$(44,349,000)	$(30,661,000)

THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from Parent	-		730,000	-	730,000
Preferred dividends	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	(1,011,000)	(1,011,000)
Balance, March 31, 2023	172,694,837	$173,000	$13,421,000	$(37,763,000)	$(24,169,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2024	2023
Net loss	$(1,235,000)	$(1,511,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,000	22,000
Amortization of right-of-use assets	140,000	128,000
Inventory adjustment	41,000	-
Allocation of parent company overhead	-	153,000
Changes in operating assets and liabilities
Accounts receivable	248,000	306,000
Prepaid expenses and other assets	(70,000)	(95,000)
Inventory	193,000	134,000
Accounts payable	(465,000)	(81,000)
Accrued expenses and other current liabilities	(63,000)	395,000
Dividends payable	500,000	-
Operating lease liabilities	(117,000)	(119,000)
Net cash used in operating activities	(804,000)	(668,000)

Cash flows from investing activities:
Purchase of property and equipment	(7,000)	(7,000)
Cash used in investing activities	(7,000)	(7,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	893,000	24,000
Proceeds from contribution from parent	-	577,000
Net cash provided by financing activities	893,000	601,000

Net decrease in cash and cash equivalents	82,000	(74,000)
Cash at beginning of period	21,000	95,000
Cash at end of period	$103,000	$21,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Primary Geographical Markets
North America	$1,157,000	$784,000
Europe	4,000	-
Other	64,000	92,000
Total Revenue	$1,225,000	$876,000

Major Goods
Power supply units	$1,141,000	$825,000
EV chargers	84,000	51,000
Total Revenue	$1,225,000	$876,000

Timing of Revenue Recognition
Revenue recognized over time	$9,000	$3,000
Goods transferred at a point in time	1,126,000	873,000
Total Revenue	$1,225,000	$876,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$410,000	33%	$142,000	16%
Customer B	$120,000	10%	$97,000	11%

5. TRADE RECEIVABLES

As of March 31, 2024, and December 31, 2023, the Company had related party receivables of $1,000 and $0, respectively.

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	March 31, 2024	December 31, 2023
Customer A	33%	35%
Customer C	-%	18%

6. PROPERTY AND EQUIPMENT, NET

As of March 31, 2024, and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$649,000	$649,000
Leasehold improvements, furniture and equipment	220,000	217,000
EV chargers	145,000	141,000
Gross property and equipment	1,014,000	1,007,000
Less: accumulated depreciation and amortization	(673,000)	(649,000)
Property and equipment, net	$341,000	$358,000

Depreciation and amortization expense related to property and equipment was $24,000 and $22,000 for the three months ended March 31, 2024, and 2023, respectively.

7. INVENTORIES

As of March 31, 2024, and December 31, 2023, inventories consisted of:

	March 31, 2024	December 31, 2023
Raw materials, parts and supplies	$422,000	$878,000
Finished products	683,000	461,000
Total inventories	$1,105,000	$1,339,000

8. LEASES

Office and Warehouse Leases and Sublease

During the three months ended March 31, 2024, and 2023 the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and the Company recognized $25,000 and $11,000 of income related to the sublease for the three months ended March 31, 2024, and 2023, respectively. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023, were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$162,000	$162,000
Less: Sublease income	(25,000)	(11,000)
Total	$137,000	$151,000

9. RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Ault, and as a result Ault is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $103,000 and $153,000 for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, $103,000 was recorded in Ault advance payable. As of March 31, 2023, $153,000 was recorded as Contribution from Parent in the statement shareholders’ equity.

Ault has made capital contributions to the Company of $0 and $577,000 for general corporate purposes for the period ended March 31, 2024, and 2023, respectively. Total Contributions from Parent are $0 and $730,000 for the period ended March 31, 2024, and 2023, respectively.

Related Party Sales and Receivables

As of March 31, 2024, and December 31, 2023, the Company had related party receivables of $1,000 and $0, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on March 31, 2024, and December 31, 2023, were comprised of the following:

	Interest rate	Due date	March 31, 2024	December 31, 2023
Ault advance payable	10%	-	$3,298,000	$2,407,000
Chief Executive Officer	14%	Default	51,000	51,000
Non-officer June and September 2023 advance payable	-	-	16,000	14,000
Total related party notes and advances payable			$3,365,000	$2,472,000

The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

The Company recorded related party interest expense of $69,000 and $0 for the three months ended March 31, 2024, and 2023, respectively in interest expense, related party.

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

Non-cancelable Obligations

In the normal course of business, the Company enters non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of March 31, 2024 and December 31, 2023, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $36,000.

11. LOSS PER SHARE

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the three months ended March 31, 2024, and 2023, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at March 31, 2024 and 2023:

	March 31,
	2024	2023
Warrants	116,007,860	-
Convertible notes	-	10,961,000
Convertible preferred stock	1,250,000,000	563,063,063
Total	1,366,007,860	574,024,063

12. SHAREHOLDERS’ DEFICIT

Authorized Capital

The Company is authorized to issue 2 billion (2,000,000,000) shares of common stock, par value $0.001 per share and fifty million (50,000,000) shares of preferred stock, par value $0.001 per share, of which twenty-five thousand shares (25,000) have been designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and the remaining authorized shares of preferred stock are “blank check” shares, which can be issued with various rights as determined by the Board. The number of authorized shares of any class or classes of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of at least a majority of the voting power of the issued and outstanding shares of common stock of the Corporation, voting together as a single class.

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

13. REDEEMABLE SERIES A PREFERRED STOCK

There are 25,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has a stated value of $1,000, for an aggregate value of $25 million. The Series A Preferred Stock becomes redeemable in January 2026.

On April 22, 2024, the Company amended its articles of incorporation. Pursuant to the Series A Amendment, the conversion price, for purposes of determining the number of votes the holder of Series A Preferred Stock is entitled to cast, shall not be lower than $0.072. Further, the price at which the Series A Preferred Stock shall become convertible into shares of common stock of the Company shall be equal to the greater of (i) $0.02 per share or (ii) eighty (80%) percent of the Market Price as at the Conversion Date.

14. SUBSEQUENT EVENTS

On April 29, 2024, the Company issued 24,954,170 warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.10 per share. Related parties received 7,082 of the warrants distributed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “approximate,” “might,” “budget,” “forecast,” “shall,” “project,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or our ability to successfully remediate the material weakness in our internal control over financial reporting in an appropriate and timely manner or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 11, 2024. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

Results of Operations

For the Three Months Ended March 31, 2024, and 2023:

	2024	2023	Change ($)	Change (%)
Revenue	$1,225,000	$876,000	$349,000	40%
Cost of revenue	667,000	517,000	150,000	29%
Gross (loss) profit	558,000	359,000	199,000	55%
Operating expenses:
General and administrative	752,000	857,000	(105,000)	-12%
Selling and marketing	360,000	392,000	(32,000)	-8%
Research and development	111,000	119,000	(8,000)	-7%
Total operating expenses	1,202,000	1,368,000	(144,000)	-11%
Operating loss	(666,000)	(1,009,000)	(343,000)	-34%
Other expense:
Interest expense, related party	69,000	2,000	67,000	3350%
Total other expense	69,000	2,000	67,000	3350%
Net loss	(735,000)	(1,011,000)	276,000	27%
Preferred dividends	(500,000)	(500,000)	-	-%
Net loss available to common shareholders	$(1,235,000)	$(1,511,000)

Revenue and Gross (Loss) Profit

During the three-month period ended March 31, 2024, we had increased revenues of $349,000 and increased gross profits of $199,000 compared to the three-month period ended March 31, 2023, primarily due to increased sales of $403,000  from one of our significant higher margin defense industry customers during the three-month period ended March 31, 2024, compared to the three-month period ended March 31, 2023.

Net Loss and Operating Expenses

During the three months ended March 31, 2024, our net loss decreased by $276,000 compared to the three month period ended March 31, 2023, primarily due to the increase in gross profit as described above as well as by decreased consulting and audit fees of $158,000 compared to the three-month period ended March 31, 2023.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of March 31, 2024, we had cash and cash equivalents of $0.1 million and negative working capital of $6.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of September 30, 2023, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

•	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The company’s primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively;

•	The insufficient resources in our accounting function also resulted in a deficiency over design and implementation of effective revenue recognition policies, procedures and controls with respect to the identification, timing and treatment of various new contracts with customers;

•	Management also concluded that there was a deficiency in internal controls over financial reporting relating to the accounting treatment for complex financial instruments which resulted in the failure to properly account for such instruments, specifically with respect to the classification and proper accounting treatment of preferred shares; and

•	Lastly, we did not design and maintain effective controls associated with related party transactions and disclosures. The controls in place were not designed at a sufficient level of precision or rigor to effectively prepare and review the complete financial records in such manner as to identify and properly disclose the nature and financial data of all our related party relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Set forth below is information regarding the securities sold during the quarter ended March 31, 2024 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
January 4, 2024	Common stock	165	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10
January 11, 2024	Common stock	165	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10
February 14, 2024	Common stock	275	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10
February 22, 2024	Common stock	715	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10
March 21, 2024	Common stock	880	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.4	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.5	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on April 22, 2024.
3.6	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.7	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 14, 2024

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

