Form 10-Q
period 2024-06-30
TurnOnGreen, Inc.
filed 2024-08-13
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,943,705 shares of common stock as of August 12, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,000	$21,000
Accounts receivable	629,000	966,000
Inventories	1,078,000	1,339,000
Prepaid expenses	730,000	630,000
TOTAL CURRENT ASSETS	2,500,000	2,956,000

Property and equipment, net	317,000	358,000
Right-of-use assets	853,000	1,133,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$3,940,000	$4,717,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$630,000	$1,058,000
Dividends payable	3,678,000	2,667,000
Accrued legal contingencies	1,066,000	1,066,000
Accrued expenses and other current liabilities	454,000	525,000
Operating lease liability, current	597,000	619,000
Related party notes and advances payable	4,000,000	2,472,000
TOTAL CURRENT LIABILITIES	10,425,000	8,407,000

LONG TERM LIABILITIES
Operating lease liability, non-current	349,000	631,000
Other long term liabilities	136,000	105,000
TOTAL LIABILITIES	10,910,000	9,143,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of June 30, 2024, and December 31, 2023, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of June 30, 2024, and December 31, 2023: 183,943,705 shares issued and outstanding on June 30, 2024, and 183,941,422 as of December 31, 2023, respectively	184,000	184,000
Additional paid-in capital	13,504,000	13,504,000
Accumulated deficit	(45,658,000)	(43,114,000)
TOTAL SHAREHOLDERS’ DEFICIT	(31,970,000)	(29,426,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$3,940,000	$4,717,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,236,000	$724,000	$2,461,000	$1,600,000
Cost of revenue	668,000	775,000	1,335,000	1,292,000
Gross profit	568,000	(51,000)	1,126,000	308,000

Operating expenses:
General and administration	843,000	1,196,000	1,596,000	2,053,000
Selling and marketing	333,000	420,000	693,000	812,000
Research and development	102,000	88,000	213,000	207,000
Total operating expenses	1,278,000	1,704,000	2,502,000	3,072,000
Operating loss	(710,000)	(1,755,000)	(1,376,000)	(2,764,000)
Other expense:
Interest expense, related party	88,000	87,000	157,000	89,000
Total other expense	88,000	87,000	157,000	89,000
Net loss	(798,000)	(1,842,000)	(1,533,000)	(2,853,000)

Preferred Dividends	(511,000)	(506,000)	(1,011,000)	(1,006,000)
Net loss available to common shareholders	$(1,309,000)	$(2,348,000)	$(2,544,000)	$(3,859,000)

Net loss per common share basic and diluted:	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares, basic and diluted	183,943,640	172,694,837	183,942,957	172,694,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2024	183,943,622	184,000	13,504,000	(44,349,000)	(30,661,000)
Common stock issued upon exercise of warrants	83
Preferred dividends	-	-	-	(511,000)	(511,000)
Net loss	-	-	-	(798,000)	(798,000)
Balance, June 30, 2024	183,943,705	$184,000	$13,504,000	$(45,658,000)	$(31,970,000)

THREE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2023	172,694,837	$173,000	$13,421,000	$(37,763,000)	$(24,169,000)
Contribution from Parent	-		39,000	-	39,000
Preferred dividends	-	-	-	(506,000)	(506,000)
Net loss	-	-	-	(1,842,000)	(1,842,000)
Balance, June 30, 2023	172,694,837	$173,000	$13,460,000	$(40,111,000)	$(26,478,000)

SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,283	-	-	-	-
Preferred dividends	-	-	-	(1,011,000)	(1,011,000)
Net loss	-	-	-	(1,533,000)	(1,533,000)
Balance, June 30, 2024	183,943,705	$184,000	$13,504,000	$(45,658,000)	$(31,970,000)

SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	173,000	12,691,000	(36,252,000)	(23,388,000)
Contribution from parent	-	-	730,000		730,000
Fair value of warrants issued	-	-	39,000		39,000
Preferred dividends	-	-	-	(1,006,000)	(1,006,000)
Net loss	-	-	-	(2,853,000)	(2,853,000)
Balance, June 30, 2023	172,694,837	$173,000	$13,460,000	$(40,111,000)	$(26,478,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months June 30,
Cash flows from operating activities:	2024	2023
Net loss	$(2,544,000)	$(3,859,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,000	45,000
Amortization of right-of-use assets	282,000	258,000
Amortization of debt and warrant discounts	-	85,000
Inventory adjustment	48,000	317,000
Allocation of parent company overhead	-	153,000
Changes in operating assets and liabilities
Accounts receivable	337,000	515,000
Prepaid expenses and other assets	(102,000)	(23,000)
Inventory	213,000	99,000
Accounts payable	(428,000)	85,000
Accrued expenses and other current liabilities	(71,000)	(271,000)
Dividends payable	1,011,000	1,006,000
Operating lease liabilities	(273,000)	33,000
Net cash used in operating activities	(1,479,000)	(1,557,000)

Cash flows from investing activities:
Purchase of property and equipment	(7,000)	(14,000)
Cash used in investing activities	(7,000)	(14,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	1,528,000	714,000
Proceeds from contribution from parent	-	577,000
Proceeds from issuance of warrants	-	39,000
Proceeds from note payable	-	211,000
Net cash provided by financing activities	1,528,000	1,541,000

Net decrease in cash and cash equivalents	42,000	(30,000)
Cash at beginning of period	21,000	95,000
Cash at end of period	$63,000	$65,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Primary Geographical Markets
North America	$1,180,000	$542,000	$2,337,000	$1,326,000
Europe	10,000	-	14,000	-
Other	46,000	182,000	110,000	274,000
Total Revenue	$1,236,000	$724,000	$2,461,000	$1,600,000

Major Goods
Power supply units	$1,089,000	$645,000	$2,230,000	$1,470,000
EV chargers	147,000	79,000	231,000	130,000
Total Revenue	$1,236,000	$724,000	$2,461,000	$1,600,000

Timing of Revenue Recognition
Revenue recognized over time	$10,000	$3,000	$19,000	$6,000
Goods transferred at a point in time	1,226,000	721,000	2,442,000	1,594,000
Total Revenue	$1,236,000	$724,000	$2,461,000	$1,600,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$414,000	34%	$824,000	33%

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$173,000	24%	$236,000	15%
Customer B	$115,000	16%	$190,000	15%
Customer C	$99,000	14%	$241,000	12%

5. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	June 30, 2024	December 31, 2023
Customer A	22%	35%
Customer B	17%	-%
Customer C	-%	18%

6. PROPERTY AND EQUIPMENT, NET

As of June 30, 2024, and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$649,000	$649,000
Leasehold improvements, furniture and equipment	220,000	217,000
EV chargers	145,000	141,000
Gross property and equipment	1,014,000	1,007,000
Less: accumulated depreciation and amortization	(697,000)	(649,000)
Property and equipment, net	$317,000	$358,000

Depreciation and amortization expense related to property and equipment was $17,000 and $23,000 for the three months ended June 30, 2024, and 2023, respectively. Depreciation and amortization expenses related to property and equipment was $48,000 and $33,000 for the six months ended June 30, 2024, and 2023, respectively.

7. INVENTORIES

As of June 30, 2024, and December 31, 2023, inventories consisted of:

	June 30, 2024	December 31, 2023
Raw materials, parts and supplies	$467,000	$878,000
Finished products	611,000	461,000
Total inventories	$1,078,000	$1,339,000

8. LEASES

Office and Warehouse Leases and Sublease

During the six months ended June 30, 2024, and 2023 the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and the Company recognized $25,000 and $25,000 of income related to the sublease for the three months ended June 30, 2024, and 2023, respectively. The Company recognized $50,000 and $36,000 of income related to the sublease for the six months ended June 30, 2024, and 2023, respectively. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023, were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease cost	$162,000	$324,000
Less: Sublease income	(25,000)	(50,000)
Total	$137,000	$274,000

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$162,000	$324,000
Less: Sublease income	(25,000)	(36,000)
Total	$137,000	$288,000

9. RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Ault, and as a result Ault is deemed a related party.

Allocation of General Corporate Expenses

Ault provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $103,000 and $223,000 for the three months ended June 30, 2024, and 2023, respectively and $206,000 and $223,000 for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, and 2023, $206,000 and $70,000, respectively was recorded in Ault advance payable. As of June 30, 2023, $153,000 was recorded as Contribution from Parent in the statement of changes in shareholders’ deficit.

Ault has made capital contributions to the Company of $0 and $577,000 for general corporate purposes for the period ended June 30, 2024, and 2023, respectively. Total Contributions from Parent are $0 and $730,000 for the period ended June 30, 2024, and 2023, respectively.

Related Party Sales and Receivables

The Company recognized related party sales revenue during each of the three and six months ended June 30, 2024, of $0, and $4,000 for each of the three and six-month periods ended June 30, 2023. As of June 30, 2024, and December 31, 2023, the Company had related party receivables of $0.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on June 30, 2024, and December 31, 2023, were comprised of the following:

	Interest rate	Due date	June 30, 2024	December 31, 2023
Ault advance payable	10%	-	$3,928,000	$2,407,000
Chief Executive Officer	14%	Default	46,000	51,000
Non-officer advance payable	-	-	26,000	14,000
Total related party notes and advances payable			$4,000,000	$2,472,000

The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense, related party	$88,000	$87,000	$157,000	$89,000

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

Non-cancelable Obligations

In the normal course of business, the Company enters non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of June 30, 2024, and December 31, 2023, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating of $30,000 and $36,000, respectively.

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the three and six months ended June 30, 2024, and 2023, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following on June 30, 2024, and 2023:

	June 30,
	2024	2023
Warrants	140,961,864	1,000,000
Convertible notes	-	11,186,065
Convertible preferred stock	1,250,000,000	312,812,813
Total	1,390,961,864	324,998,878

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

14. WARRANTS

On April 29, 2024, the Company issued 24,954,170 warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.10 per share. Related parties received 7,082 of the warrants distributed.

15. SUBSEQUENT EVENTS

Convertible Redeemable Series A Preferred Stock

On August 9, 2024, the Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock (“Preferred Stock”). Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, is willing to waive all accrued and future dividends in exchange for an increase in the liquidation preference to 125%.

ELOC Purchase Agreement

On July 25, 2024, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with GCEF Opportunity Fund, LLC (“GCEF”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct GCEF to purchase up to an aggregate of $25.0 million of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a resale registration statement registering the Common Stock for sale (the “Registration Statement”) the Company has the right to present GCEF with an advance notice (a “Draw Down Notice”) directing GCEF to purchase any amount of its Common Stock up to the Draw Down Limit (as described below).

The Draw Down Limit shall not exceed four hundred percent (400%) of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the Draw Down Notice and the Common Stock at a per-share amount equal to 90% of the average daily closing price during the draw down pricing period (as defined in the ELOC Purchase Agreement), for an aggregate maximum amount of $25,000,000 (the “Aggregate Limit”).

The number of shares that the Company can issue to GCEF from time to time under the ELOC Purchase Agreement shall not be more than 4.99% of the number of Common Shares issued and outstanding as of the date of such proposed issuance.

Commitment Fee; Warrant

In consideration for GCEF’s execution of the ELOC Purchase Agreement, the Company is required to issue to GCEF, as a commitment fee, a number of Common Stock equivalent to 2.0% of the Aggregate Limit or $0.5 million (“Commitment Fee Shares”), payable either in cash or freely tradeable Common Stock on the first trading day after the end of each draw down pricing period.

The ELOC Purchase Agreement may be terminated by the Company at any time after commencement, at its discretion, provided, however, upon early termination we are required to issue the outstanding Commitment Fee shares to GCEF. Further, the ELOC Purchase Agreement will automatically terminate on the date that we sell, and GCEF purchases, the full $25,000,000 amount under the agreement or, if the full amount has not been purchased, on the expiration of the 36-month term of the ELOC Purchase Agreement.

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

Results of Operations

For the Three Months Ended June 30, 2024, and 2023:

	2024	2023	Change ($)	Change (%)
Revenue	$1,236,000	$724,000	$512,000	71%
Cost of revenue	668,000	775,000	(107,000)	-14%
Gross (loss) profit	568,000	(51,000)	619,000	1214%
Operating expenses:
General and administrative	843,000	1,196,000	(353,000)	-30%
Selling and marketing	333,000	420,000	(87,000)	-21%
Research and development	102,000	88,000	14,000	16%
Total operating expenses	1,278,000	1,704,000	(426,000)	-25%
Operating loss	(710,000)	(1,755,000)	1,045,000	60%
Other expense:
Interest expense, related party	88,000	87,000	1,000	1%
Total other expense	88,000	87,000	1,000	1%
Net loss	(798,000)	(1,842,000)	1,044,000	57%
Preferred dividends	(511,000)	(506,000)	(5,000)	-1%
Net loss available to common shareholders	$(1,309,000)	$(2,348,000)

Revenue and Gross (Loss) Profit

During the three-month period ended June 30, 2024, we had increased revenues of $512,000 and increased gross profits of $619,000 compared to the three-month period ended June 30, 2023, primarily due to increased sales of $403,000 from one of our significant higher margin defense industry customers during the three-month period ended June 30, 2024, compared to the three-month period ended June 30, 2023. The increase in gross profit during the three-month period ended June 30, 2024, was also impacted by a reduction in obsolete inventory expenses of $310,000 compared to the three months ended June 30, 2023.

Net Loss and Operating Expenses

During the three months ended June 30, 2024, our net loss decreased by $1,044,000 compared to the three-month period ended June 30, 2023, primarily due to the increase in gross profit as described above as well as by decreased legal expenses of $378,000 compared to the three-month period ended June 30, 2023.

For the Six Months Ended June 30, 2024, and 2023:

	2024	2023	Change ($)	Change (%)
Revenue	$2,461,000	$1,600,000	$861,000	54%
Cost of revenue	1,335,000	1,292,000	43,000	3%
Gross (loss) profit	1,126,000	308,000	818,000	266%
Operating expenses:
General and administrative	1,596,000	2,053,000	(457,000)	-22%
Selling and marketing	693,000	812,000	(119,000)	-15%
Research and development	213,000	207,000	6,000	3%
Total operating expenses	2,502,000	3,072,000	(570,000)	-19%
Operating loss	(1,376,000)	(2,764,000)	1,388,000	50%
Other expense:
Interest expense, related party	157,000	89,000	68,000	76%
Total other expense	157,000	89,000	68,000	76%
Net loss	(1,533,000)	(2,853,000)	1,320,000	46%
Preferred dividends	(1,011,000)	(1,006,000)	(5,000)	0%
Net loss available to common shareholders	$(2,544,000)	$(3,859,000)

Revenue and Gross (Loss) Profit

During the six-month period ended June 30, 2024, we had increased revenues of $861,000 and increased gross profits of $818,000 compared to the six-month period ended June 30, 2023, primarily due to increased sales of $791,000 from one of our significant higher margin defense industry customers during the six-month period ended June 30, 2024, compared to the six-month period ended June 30, 2023. The increase in gross profit during the six-month period ended June 30, 2024, was also impacted by a reduction in obsolete inventory expenses of $262,000 compared to the six months ended June 30, 2023.

Net Loss and Operating Expenses

During the six months ended June 30, 2024, our net loss decreased by $1,320,000 compared to the six-month period ended June 30, 2023, primarily due to the increase in gross profit as described above as well as by decreased legal expenses of $392,000, decreased marketing expenses of $114,000, and decreased consulting and audit expenses of $108,000 somewhat offset by an increase in salaries and benefits of $187,000 compared to the six-month period ended June 30, 2023.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of June 30, 2024, we had cash and cash equivalents of $0.1 million and negative working capital of $7.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Set forth below is information regarding the securities sold during the quarter ended June 30, 2024, that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
June 10, 2024	Common stock	83	Common stock for warrants	Section 4(a)(2) of the Securities act	$0.10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.5	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.6	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.7	Amendment to the Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 25, 2024.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
10.2	Purchase Agreement dated July 25, 2024, by and between TurnOnGreen, Inc. and GCEF Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

