Form 10-Q
period 2024-09-30
TurnOnGreen, Inc.
filed 2024-11-14
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,949,923 shares of common stock as of November 13, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,000	$21,000
Accounts receivable	621,000	966,000
Inventories	1,087,000	1,339,000
Prepaid expenses	698,000	630,000
TOTAL CURRENT ASSETS	2,439,000	2,956,000

Property and equipment, net	338,000	358,000
Right-of-use assets	708,000	1,133,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$3,755,000	$4,717,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$696,000	$1,058,000
Dividends payable	-	2,667,000
Accrued legal contingencies	1,066,000	1,066,000
Accrued expenses and other current liabilities	496,000	525,000
Operating lease liability, current	585,000	619,000
Related party notes and advances payable	4,509,000	2,472,000
TOTAL CURRENT LIABILITIES	7,352,000	8,407,000

LONG TERM LIABILITIES
Operating lease liability, non-current	201,000	631,000
Other long term liabilities	154,000	105,000
TOTAL LIABILITIES	7,707,000	9,143,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of September 30, 2024, and December 31, 2023, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of September 30, 2024, and December 31, 2023: 183,943,705 shares issued and outstanding on September 30, 2024, and 183,941,422 as of December 31, 2023, respectively	184,000	184,000
Additional paid-in capital	17,182,000	13,504,000
Accumulated deficit	(46,318,000)	(43,114,000)
TOTAL SHAREHOLDERS’ DEFICIT	(28,952,000)	(29,426,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$3,755,000	$4,717,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,290,000	$1,166,000	$3,751,000	$2,766,000
Cost of revenue	615,000	1,138,000	1,950,000	2,430,000
Gross profit	675,000	28,000	1,801,000	336,000

Operating expenses:
General and administrative	812,000	766,000	2,408,000	2,819,000
Selling and marketing	326,000	339,000	1,019,000	1,151,000
Research and development	97,000	97,000	310,000	304,000
Total operating expenses	1,235,000	1,202,000	3,737,000	4,274,000
Operating loss	(560,000)	(1,174,000)	(1,936,000)	(3,938,000)
Other expense:
Interest expense, related party	100,000	25,000	257,000	114,000
Total other expense	100,000	25,000	257,000	114,000
Net loss	(660,000)	(1,199,000)	(2,193,000)	(4,052,000)

Preferred Dividends	-	(511,000)	(1,011,000)	(1,517,000)
Net (loss) available to common shareholders	$(660,000)	$(1,710,000)	$(3,204,000)	$(5,569,000)

Net loss per common share basic and diluted:	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares, basic and diluted	183,943,705	180,759,511	183,943,208	175,412,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2024	183,943,705	184,000	13,504,000	(45,658,000)	(31,970,000)
Forgiveness of accrued dividends	-	-	3,678,000	-	3,678,000
Net loss	-	-	-	(660,000)	(660,000)
Balance, September 30, 2024	183,943,705	$184,000	$17,182,000	$(46,318,000)	$(28,952,000)

Three Months Ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2023	172,694,837	173,000	13,460,000	(40,111,000)	(26,478,000)
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Issuance of common stock upon exercise of warrants	1,625	-	-	-	-
Preferred dividends	-	-	-	(511,000)	(511,000)
Net loss	-	-	-	(1,199,000)	(1,199,000)
Balance, September 30, 2023	183,937,832	$184,000	$13,504,000	$(41,821,000)	$(28,133,000)

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,283	-	-	-	-
Preferred dividends	-	-	-	(1,011,000)	(1,011,000)
Forgiveness of accrued dividends	-	-	3,678,000	-	3,678,000
Net loss	-	-	-	(2,193,000)	(2,193,000)
Balance, September 30, 2024	183,943,705	$184,000	$17,182,000	$(46,318,000)	$(28,952,000)

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from Parent	-	-	730,000	-	730,000
Fair value of warrants issued	-	-	39,000	-	39,000
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Common stock issued upon exercise of warrants	1,625	-	-	-	-
Preferred dividends	-	-	-	(1,517,000)	(1,517,000)
Net loss	-	-	-	(4,052,000)	(4,052,000)
Balance, September 30, 2023	183,937,832	$184,000	$13,504,000	$(41,821,000)	$(28,133,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months September 30,
Cash flows from operating activities:	2024	2023
Net (loss)	$(3,204,000)	$(5,569,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,000	68,000
Amortization of right-of-use assets	426,000	392,000
Amortization of debt and warrant discounts	-	89,000
Inventory adjustment	46,000	743,000
Allocation of parent company overhead	-	153,000
Changes in operating assets and liabilities
Accounts receivable	345,000	326,000
Prepaid expenses and other assets	(64,000)	(71,000)
Inventory	206,000	(21,000)
Accounts payable	(362,000)	31,000
Accrued expenses and other current liabilities	(29,000)	501,000
Dividends payable	1,011,000	1,517,000
Operating lease liabilities	(415,000)	(403,000)
Net cash used in operating activities	(1,972,000)	(2,244,000)

Cash flows from investing activities:
Purchase of property and equipment	(53,000)	(28,000)
Cash used in investing activities	(53,000)	(28,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	2,037,000	1,385,000
Proceeds from contribution from parent	-	577,000
Proceeds from issuance of warrants	-	39,000
Proceeds from note payable	-	211,000
Net cash provided by financing activities	2,037,000	2,212,000

Net decrease in cash and cash equivalents	12,000	(60,000)
Cash at beginning of period	21,000	95,000
Cash at end of period	$33,000	$35,000
Non-cash financing activities
Forgiveness of accrued dividends	$3,678,000	$-
Conversion of principal and interest on convertible note	$-	$55,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

1. DESCRIPTION OF BUSINESS

Overview

TurnOnGreen, Inc. (formerly Imperalis Holding Corp.), a Nevada corporation (“TOG”), operates through its wholly owned subsidiaries, Digital Power Corporation and TOG Technologies, Inc. (“TOGT”). Together, they represent an emerging leader providing premium custom power products and electric vehicle (EV) infrastructure solutions. TOG focuses on the design, development, manufacturing, and sale of high-grade power conversion systems for mission-critical applications. Their advanced power solutions support industries such as medical, military, telecommunications, and industrial. Additionally, TOG provides EV charging equipment and services for the e-Mobility market, with applications spanning single-family homes, multifamily dwellings, hospitality, healthcare facilities, commercial properties, municipalities, schools, workplaces, and fleet operations.

TOG was incorporated in Nevada on April 5, 2005, and is a controlled subsidiary of Hyperscale Data, Inc. (formerly Ault Alliance, Inc.), a Delaware corporation (“Hyperscale”) and currently operates as a reporting segment of Hyperscale. On December 21, 2023, the Company changed its legal name from “Imperalis Holding Corp.” to “TurnOnGreen, Inc.”  pursuant to a certificate of amendment to its Articles of Incorporation filed with the Nevada Secretary of State on December 21, 2023. The Company also amended and restated its bylaws on January 11, 2024, to reflect the change in its name. The principal executive offices of the Company are located at 1421 McCarthy Blvd., Milpitas, California 95035, its telephone number is (510) 657-2635 and its corporate website is www.turnongreen.com.

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Primary Geographical Markets
North America	$1,228,000	$1,076,000	$3,565,000	$2,402,000
Europe	1,000	66,000	15,000	77,000
Other	61,000	24,000	171,000	287,000
Total Revenue	$1,290,000	$1,166,000	$3,751,000	$2,766,000

Major Goods
Power supply units	$1,238,000	$1,075,000	$3,468,000	$2,544,000
EV chargers	52,000	91,000	283,000	222,000
Total Revenue	$1,290,000	$1,166,000	$3,751,000	$2,766,000

Timing of Revenue Recognition
Revenue recognized over time	$12,000	$4,000	$31,000	$10,000
Goods transferred at a point in time	1,278,000	1,162,000	3,720,000	2,756,000
Total Revenue	$1,290,000	$1,166,000	$3,751,000	$2,766,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$549,000	45%	$1,373,000	37%

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$386,000	33%	$419,000	15%
Customer B	$117,704	10%	$359,000	13%

5. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	September 30, 2024	December 31, 2023
Customer A	42%	35%
Customer B	14%	-%
Customer C	-%	18%

6. PROPERTY AND EQUIPMENT, NET

As of September 30, 2024, and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Machinery and equipment	$649,000	$649,000
Leasehold improvements, furniture and equipment	229,000	217,000
EV chargers	182,000	141,000
Gross property and equipment	1,060,000	1,007,000
Less: accumulated depreciation and amortization	(722,000)	(649,000)
Property and equipment, net	$338,000	$358,000

Depreciation and amortization expenses related to property and equipment was $17,000 and $23,000 for the three months ended September 30, 2024, and 2023, respectively. Depreciation and amortization expenses related to property and equipment was $68,000 and $68,000 for the nine months ended September 30, 2024, and 2023, respectively.

7. INVENTORIES

As of September 30, 2024, and December 31, 2023, inventories consisted of:

	September 30, 2024	December 31, 2023
Raw materials, parts and supplies	$452,000	$878,000
Finished products	635,000	461,000
Total inventories	$1,087,000	$1,339,000

8. LEASES

Office and Warehouse Leases and Sublease

During the nine months ended September 30, 2024, and 2023 the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee and the Company recognized $25,000 and $25,000 of income related to the sublease for the three months ended September 30, 2024, and 2023, respectively. The Company recognized $75,000 and $61,000 of income related to the sublease for the nine months ended September 30, 2024, and 2023, respectively. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2024, and 2023, were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease cost	$162,000	$486,000
Less: Sublease income	(25,000)	(75,000)
Total	$137,000	$411,000

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$162,000	$461,000
Less: Sublease income	(25,000)	(61,000)
Total	$137,000	$400,000

9. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $103,000 and $123,000 for the three months ended September 30, 2024, and 2023, respectively and $298,000 and $277,000 for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, and 2023, $298,000 and $346,000, respectively were recorded in Hyperscale advance payable. As of September 30, 2023, $153,000 was recorded as Contribution from Parent in the statement of changes in shareholders’ deficit.

Hyperscale has made capital contributions to the Company of $0 and $577,000 for general corporate purposes for the nine months ended September 30, 2024, and 2023, respectively. Total Contributions from Parent are $0 and $730,000 as of September 30, 2024, and 2023, respectively.

Related Party Sales and Receivables

The Company recognized related party sales revenue during each of the three and nine months ended September 30, 2024, of $0, and $4,000 for each of the three and nine-months ended September 30, 2023. As of September 30, 2024, and December 31, 2023, the Company had related party receivables of $0.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on September 30, 2024, and December 31, 2023, were comprised of the following:

	Interest rate	Due date	September 30, 2024	December 31, 2023
Hyperscale advance payable	10%	-	$4,453,000	$2,407,000
Chief Executive Officer	14%	Default	46,000	51,000
Non-officer advance payable	-	-	10,000	14,000
Total related party notes and advances payable			$4,509,000	$2,472,000

The Hyperscale advance payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

On September 26, 2024, the Company entered into an amendment to the Loan and Security Agreement (the “Amendment”) with Hyperscale dated August 15, 2023 (the “Credit Agreement”). The Credit Agreement provided for a secured, non-revolving credit facility with an aggregate principal amount of up to $2,000,000 (the “Credit Limit”) through December 31, 2023 (the “Credit Termination Date”). All loans under the Credit Agreement (collectively, the “Advances”) were payable within five business days of a request by Hyperscale, and Hyperscale was not obligated to provide any further Advances after the Credit Termination Date.

Pursuant to the Amendment, the Company and Hyperscale have agreed to, among other things, amend the Credit Agreement to increase the Credit Limit to $8,000,000, extend the Credit Termination Date to December 31, 2026, and provide for additional loans made in excess of the initial Credit Limit to become Advances.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense, related party	$100,000	$25,000	$257,000	$114,000

Cash paid for related party notes and advances payable was $6,000 and $0 for the nine months ended September 30, 2024, and 2023, respectively.

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

Non-cancelable Obligations

In the normal course of business, the Company enters into non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of September 30, 2024, and December 31, 2023, the Company had outstanding non-cancellable purchase obligations with terms of one year or longer aggregating of $24,000 and $36,000, respectively.

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for the three and nine months ended September 30, 2024, and 2023, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following on September 30, 2024, and 2023:

	September 30,
	2024	2023
Warrants	140,961,864	116,088,045
Convertible preferred stock	1,250,000,000	312,812,813
Total	1,390,961,864	428,901,218

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

Common Stock

The holders of the Company’s common stock have equal ratable rights to dividends from funds legally available therefore when, and if declared by the Company’s board of directors. Holders of common stock are also entitled to share ratably in all of the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs.

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

ELOC Purchase Agreement

On July 25, 2024, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with GCEF Opportunity Fund, LLC (“GCEF”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct GCEF to purchase up to an aggregate of $25.0 million of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) over the 36-month term of the ELOC Purchase Agreement and the Company will execute a warrant to purchase shares of Common Stock (“ELOC Warrant”), granting the GCEF the right to purchase Common Stock issuable upon the exercise of the ELOC Warrants, with an expiration date that is the third anniversary of the First Trading Day (as defined ELOC Purchase Agreement). Under the ELOC Warrant, GCEF has the right to buy up to 2% of our outstanding Common Stock within three business days after our Common Stock is publicly listed for trading on a U.S. national securities exchange or other trading platform.

The parties acknowledge and agree that in the first month following a listing of the shares for trading on the principal market or the consummation of a Reverse Merger Transaction (as defined in the ELOC Purchase Agreement), whichever is earlier the Company may, in its sole discretion, issue an advance notice (a “Draw Down Notice”) for a draw down amount directing GCEF to purchase any amount up to the Draw Down Limit (as described below).

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

There have been no purchases during the nine months ended September 30,2024.

13. REDEEMABLE SERIES A PREFERRED STOCK – RELATED PARTY

There are 25,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has a stated value of $1,000, for an aggregate value of $25 million. The Series A Preferred Stock becomes redeemable in January 2026.

On August 9, 2024, the Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock (“Preferred Stock”). Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%. This modification of the Preferred Stock resulted in a non-cash decrease in accrued dividends and a corresponding increase in additional paid in capital of $3,678,000.

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

Commitment Fee; Warrant

In consideration for GCEF’s execution of the ELOC Purchase Agreement, (note 12), the Company is required to issue to GCEF, as a commitment fee, a number of Common Stock equivalent to 2.0% of the Aggregate Limit or $0.5 million (“Commitment Fee Shares”), payable either in cash or freely tradeable Common Stock on the first trading day after 30 consecutive trading days commencing with the first trading day designated in each draw down notice. The draw down notice shall specify the draw down amount requested, set the threshold price for such draw down and designate the first trading day of the draw down pricing period that the Company wishes to grant to the purchaser during the draw down pricing period.

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

Results of Operations

For the Three Months Ended September 30, 2024, and 2023:

	2024	2023	Change ($)	Change (%)
Revenue	$1,290,000	$1,166,000	$124,000	11%
Cost of revenue	615,000	1,138,000	(523,000)	-46%
Gross profit	675,000	28,000	647,000	2311%
Operating expenses:
General and administrative	812,000	339,000	473,000	140%
Selling and marketing	326,000	766,000	(440,000)	-57%
Research and development	97,000	97,000	-	-%
Total operating expenses	1,235,000	1,202,000	33,000	3%
Operating loss	(560,000)	(1,174,000)	614,000	52%
Other expense:
Interest expense, related party	100,000	25,000	75,000	-300%
Total other expense	100,000	25,000	1,000	-300%
Net loss	(660,000)	(1,199,000)	539,000	45%
Preferred dividends	-	(511,000)	511,000	100%
Net loss available to common shareholders	$(660,000)	$(1,710,000)

Revenue and Gross (Loss) Profit

During the three-month period ended September 30, 2024, we had increased revenues of $124,000 and increased gross profits of $647,000 compared to the three-month period ended September 30, 2023, primarily due to increased sales of approximately $217,000 from two of our higher margin defense industry customers, somewhat offset by a decrease in sales from one of our medical customers during the three-month period ended September 30, 2024, compared to the three-month period ended September 30, 2023. The increase in gross profit during the three-month period ended September 30, 2024, was also impacted by a reduction in obsolete inventory expenses of $450,000 compared to the three months ended September 30, 2023.

Net Loss and Operating Expenses

During the three months ended September 30, 2024, our net loss decreased by $539,000 compared to the three-month period ended September 30, 2023, primarily due to the increase in gross profit as described above somewhat offset by an increase in payroll expense of $147,000 compared to the three-month period ended September 30, 2023.

Net Loss available to common shareholders

The Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock. Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%.

The waived dividends resulted in a decrease in accrued preferred dividends for the three months ended September 30,2024 of $511,000 compared to the three months ended September 30, 2023.

For the Nine Months Ended September 30, 2024, and 2023:

	2024	2023		Change ($)	Change (%)
Revenue	$3,751,000		$2,766,000	$985,000	36%
Cost of revenue	1,950,000		2,430,000	(480,000)	-20%
Gross (loss) profit	1,801,000		336,000	1,465,000	436%
Operating expenses:
General and administrative	2,408,000		2,819,000	(411,000)	-11%
Selling and marketing	1,019,000		1,151,000	(132,000)	-15%
Research and development	310,000		304,000	6,000	3%
Total operating expenses	3,737,000		4,274,000	(537,000)	-19%
Operating loss	(1,936,000)		(3,938,000)	2,002,000	50%
Other expense:
Interest expense, related party	257,000		114,000	143,000	76%
Total other expense	257,000		114,000	143,000	76%
Net loss	(2,193,000)		(4,052,000)	1,859,000	46%
Preferred dividends	(1,011,000)		(1,517,000)	506,000	-33%
Net loss available to common shareholders	$(3,204,000)	$	$(5,569,000)

Revenue and Gross (Loss) Profit

During the nine-months ended September 30, 2024, we had increased revenues of $985,000 and increased gross profits of $1,465,000 compared to the nine-month period ended September 30, 2023, primarily due to increased sales of approximately $1,085,000 from our higher margin defense industry customers, somewhat offset by decreased sales of $236,000 to one of our medical customers during the nine-month period ended September 30, 2024, compared to the nine-month period ended September 30, 2023. The increase in gross profit during the nine months ended September 30, 2024, was also impacted by a reduction in obsolete inventory expenses of $696,000 compared to the nine-month period ended September 30, 2023.

Net Loss and Operating Expenses

During the nine months ended September 30, 2024, our net loss decreased by $1,859,000 compared to the nine-month period ended September 30, 2023, primarily due to the increase in gross profit as described above as well as by decreased legal expenses of $443,000, decreased marketing expenses of $132,000, and decreased consulting and audit expenses of $97,000 somewhat offset by an increase in salaries and benefits of $266,000 compared to the nine-month period ended September 30, 2023.

Net Loss available to common shareholders

The waived dividends resulted in a decrease in accrued preferred dividends for the nine months ended September 30,2024 of $556,000 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of September 30, 2024, we had cash and cash equivalents of $0.0 million and negative working capital of $4.9 million.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to the valuation of inventories and accruals of certain liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.5	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.6	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.7	Amendment to the Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 25, 2024.
3.8	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on August 9, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 15, 2024.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
10.2	Purchase Agreement dated July 25, 2024, by and between TurnOnGreen, Inc. and GCEF Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
10.3	Form of Amendment to Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2024.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 14, 2024

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

