Form 10-K
period 2024-12-31
TurnOnGreen, Inc.
filed 2025-04-23
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,793,073 based on the closing sale price, as quoted on the Pink Open Market, of $0.0105 per share. Such a determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 183,983,122 shares of common stock outstanding as of April 22, 2025.

Documents incorporated by reference: None

TURNONGREEN, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

•	We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

•	Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

•	Our growth strategy through acquisitions and partnerships involves a significant degree of risk, and some of the companies that we have identified as acquisition targets or strategic partners may not have a developed business or are experiencing inefficiencies and losses.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, our business would be materially and adversely affected.

•	Our future results will depend on our ability to maintain and expand our existing sales channels and to put our marketing, business development and sales functions in place.

•	We depend upon a few major customers for most of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that any of them purchase from us, would significantly reduce our revenues.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could adversely affect our existing operations and future development.

•	Our technology is generally unpatented and others may seek to copy it.

•	We rely on charging station manufacturers and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.

•	We are dependent upon our and our contract manufacturers’ ability to timely procure electronic components.

•	Our future results will depend on our ability to establish, maintain and expand our manufacturers’ representative OEM relationships and our other relationships.

•	We depend on international operations for a substantial portion of our manufacturing components and products. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions.

•	We face intense industry competition, price erosion and product obsolescence, which could reduce our revenues and prevent us from generating net income, and many of our competitors are larger and have greater financial and other resources than we do.

•	As long as Hyperscale maintains a significant interest in our company, your ability to influence matters requiring shareholder approval will be limited, and our historical financial information as a subsidiary of Hyperscale may not be representative of our results as an independent public company.

•	The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the Pink Open Market (Current Information). There is currently only a limited trading market for our common stock and there can be no assurance as to the extent of the trading market that will develop following the Distribution (as hereinafter defined).

•	Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect our ability to meet customer's demand, lead to higher costs, and adversely affect our business and results of operations. For example, supply chain challenges related to the and global semiconductor chip shortages have impacted companies worldwide and may have adverse effects on our suppliers and customers and, as a result, our business.

PART I

ITEM 1. BUSINESS

Overview

TurnOnGreen, Inc., a Nevada corporation (“TOG”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT,” and together with Digital Power, the “Company”), is an emerging provider of premium power electronic and electric vehicle (EV) charging solutions. The Company designs, develops, manufactures, and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. We serve a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. Our products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of our customers’ applications. Approximately 8% of the Company’s revenue is generated leveraging its core power technologies to deliver comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

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

Power System Markets

We sell our power systems as integrated solutions to our diverse customers for a wide range of applications in the global markets and sectors we serve, including medical and healthcare, defense and aerospace, and industrial and telecommunications. We also sell our products as stand-alone products to our commercial customers and, most recently, we have started to roll out our EV charger products to consumers. Our current commercial customer base consists of approximately 98 companies, which are served through our direct sales groups and our strategic partner channels. During the years ended December 31, 2024, and 2023, approximately 98.5% and 89.8% of our revenues, respectively, were generated from customers located in North America. During the years ended December 31, 2024, and 2023, revenues from Europe accounted for approximately 1.0% of our revenues and did not exceed 10% of our revenues in prior periods. The key industries for our products include:

Medical and Healthcare. Our power solutions are ideal for healthcare and medical applications that require a high level of reliability and performance due to their quality, output power and high-power density. Our power supplies meet the rigorous medical safety requirements and major industrial safety standards related to such products to major industrial safety standards, including the EN60601-1 safety standard and the 4th Edition EMC compliance requirements, and help medical device and system manufacturers speed compliance testing of their own products. Our qualification testing facilities are also approved by various safety agencies to test and qualify power products to be used in medical devices. We have obtained the medical quality management systems ISO 13485 certification to support rigorous design requirements and high-quality manufacturing of our medical power systems. Our medical power products help OEMs minimize the risk of encountering unexpected development problems outside of their own areas of expertise. The typical applications for our power products in the medical and healthcare industry include portable oxygen concentrators, patient monitoring systems, pulsed lasers drivers for dental and surgical treatment, DNA sequencers, medical beds and ultrasounds. Revenues from the medical and healthcare industry accounted for approximately 11% and 23% of all revenues received from our power supply products for the years ended December 31, 2024, and 2023, respectively.

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

The typical applications for our power products in the defense and aerospace industry include mobile and ground communications, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar arrays power source, tactical gyro position and navigation systems and active protection of tactical vehicles. Revenues from the defense and aerospace industry accounted for approximately 48% and 41% of all revenues received from our power supply products for the years ended December 31, 2024, and 2023, respectively.

Industrial and Telecommunications. We build products for custom and standard applications used in industrial and telecommunication markets and set the standard in flexibility, efficiency and reliability. Our compact, high-density and flexible power supplies and power converters allow optimal performance, boost functionality and decrease costs. Due to the breadth of our experience, our products have proven to easily meet stringent design requirements. Our industrial power solutions are designed to stand up to the extreme temperatures, input surges, vibration and shock found through uses such as industrial automation, material handling, industrial lasers, robotics, agriculture, oil, and gas, mining and outdoor applications. Our technology is designed for superior thermal management, reliability, electromagnetic interference (“EMI”) and electromagnetic compatibility (“EMC”) specifications and power density, with rugged performance that is typically unavailable in standard power supplies. The typical applications for our power products in the industrial and telecommunications industry include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, datacenter computing and turbomachinery control solutions. Revenues from the industrial and telecommunications industry accounted for approximately 41% and 36% of all revenues received from our power supply products for the years ended December 31, 2024, and 2023, respectively.

EV Charging Products

We provide EV drivers of all types with easy access to convenient, reliable, and high-speed charging. We design manufacture, resell, own, operate and supply a Level 2 alternating current (“AC”) and direct current (“DC”) fast charging (“DCFC") charging equipment. We offer our Level 2 charging equipment for use in single family homes, multi-family unit dwellings, hospitality, healthcare facilities, commercial retail properties, municipalities, schools, workplace, fleet operations. We offer our DCFC charging equipment for use in high traffic, high density urban, suburban, exurban locations, corridors and destination locations and, fleet operations. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs globally. With more than 50 years of expertise in power technology, we provide EV charging solutions to enable the eMobility demands of tomorrow. Our innovative charging solutions produce a full charge for an EV with a 250-mile range battery in approximately 35 minutes. We offer a comprehensive range of EV charging solutions, including a Level 2 AC charging product line that support the SAE J1772 standard. Our DCFC product line is compatible with the North American Combined Charging System Type 1 (“CCS1”) and the SAE J3400 North America Charging Standard (NACS). Additionally, our DCFC products support, the Japanese CHArge de MOve (“CHAdeMO”) standards. Our CSMS network system operates, maintains, and manages our charging stations overseeing charging data, back-end operations, and payment processing.

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

With a shared mission to do our part to fight climate change, our team strives to bring to established and emerging markets innovative solutions that provide value for the company and our shareholders. We provide green energy services to homeowners, business partners, and EV drivers, leveraging our highly efficient, flexible, and software-managed technologies to meet their needs for reliable and customized energy saving services. We benefit from newer technologies and by learning from the experience of our competition to offer smarter and better products and services to our markets. During the years ended December 31, 2024, and 2023, approximately 8% of our revenues, were generated from the Company’s EV charging products, all of which were sold to customers located in North America.

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

Revenues of approximately $4.5 million and $3.9 million or 92% and 92%, of total revenues were attributable to power electronics products under various OEM agreements for the years ended December 31, 2024, and 2023, respectively. One customer accounted for more than 10% of our total revenues for the year ended 2024 and two customers accounted for more than 10% for the year ended 2023.

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

Product design and development expenditures were approximately $0.4 million for the years ended December 31, 2024, and 2023.

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

Human Capital Resources

We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include industriousness, intellectual curiosity, growth mindset and deeply caring about the quality of work. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees is represented by a collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relationship with our employees is good.

The following description provides an overall view of our Company.

Employee Profile

As of December 31, 2024, we have approximately seventeen full-time employees and one part-time employee, of whom two were in engineering, four in production, six in customer support, sales and marketing and six in general and administrative. Our employees are not covered by any collective bargaining agreements. We consider relations with our employees to be good.

As of December 31, 2024, approximately 28% of our current workforce is female, 72% male, and our average tenure is 9.2 years, a decrease of 37% from an average tenure of 14.7 years as of December 31, 2023.

We believe we materially comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members; reflect and reinforce our most important values; and align team member interests with stockholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, healthcare and insurance benefits, paid time off, family leave, family care resources and flexible work schedules. We have established a Company matched 401(k) plan.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

Backlog

As of December 31, 2024, and December 31, 2023, our backlog was approximately $6.1 million and $4.2 million, respectively. Due to the nature of our manufacturing process and customer base, we purchase and ship products to our customers without experiencing a significant backlog and recognize revenue at a point in time when control of goods are transferred.

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

As of December 31, 2024, we had cash of $0.0 million and negative working capital of $6.5 million. We have incurred recurring losses, anticipate continuing losses, and reported losses available to common shareholders for the years ended December 31, 2024 and December 31, 2023 of $4.0 million and $6.9 million, respectively. In the past, we have financed our operations principally through investment by Hyperscale, our current parent company. There can be no assurance that, even if our revenues increase, future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products may decrease, which would reduce our revenues and gross margins and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements.

Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

Our business model has evolved in the past and will continue to do so as we focus on our EV charging operating segment. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those services and product offerings. We intend to continue to try to offer additional types of products or services, including with respect to our EV charging products and services, and we do not know whether any of them will be successful. From time to time, we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

We will need, but may be unable to obtain, funding on satisfactory terms, or at all; any financing we do obtain could dilute our shareholders and investors or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, it is extremely unlikely that we will be able to generate any significant cash from our operating activities in the foreseeable future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt, which would have a material adverse effect on our business, prospects, financial condition and results of operations and we could lose our existing sources of funding and impair our ability to secure new sources of funding. You should not assume that Hyperscale will support us financially in the future. There can be no assurance that we will be able to generate any further investor interest in our securities or other types of funding, in which case you would likely lose the entirety of the value of our shares that will be distributed to you.

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

If our major OEM customers reduce or cancel their orders scaling back some of their activities, our revenues would be significantly reduced. Further, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result. We are dependent on the electronic equipment industry and accordingly will be affected by the impact on that industry of current economic conditions.

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

Sales to customers outside of North America accounted for 2%, and 10% of revenues for the years ended December 31, 2024, and 2023, respectively, and we expect that international sales will represent an increasing portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable and currency restrictions.

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

Furthermore, competition for employees can be intense, particularly in Silicon Valley where TurnOnGreen is headquartered, and the ability to attract, hire and retain them depends on TurnOnGreen’s ability to provide competitive compensation. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to TurnOnGreen’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees. TurnOnGreen may not be able to attract, assimilate, develop, or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.

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

We may face significant risks and operational disruptions in transitioning to a new contract manufacturer, which could adversely affect our business, results of operations, and customer relationships.

Shifting production to a new contract manufacturer (“CM”) involves numerous challenges and introduces substantial risks that could materially impact our operations. The transition may result in technical and engineering setbacks, including the loss of specialized expertise and difficulties in re-qualifying manufacturing processes and replicating established workflows at the new facility. We may also face quality and reliability issues as the new CM ramps up production, potentially resulting in increased product defects or variability in quality standards. The change could disrupt our supply chain due to uncertainty in sourcing raw materials and components, extended lead times, or diminished supplier reliability.

Additionally, the transition may require significant capital expenditures related to new equipment, tooling, and inventory adjustments, as well as increased operational costs during the ramp-up period. We may experience delays in production output and reduced capacity during this time, which could impair our ability to meet customer demand. There is also a heightened risk of intellectual property leakage or confidentiality breaches associated with onboarding a new CM, along with potential compliance and regulatory hurdles that could delay necessary certifications.

Such disruptions may negatively impact customer satisfaction and damage our brand reputation, especially if product delivery timelines or quality expectations are not met.

Collectively, these risks could impair our ability to deliver products reliably, fulfill contractual obligations, and maintain our competitive position in the market.

Changes in U.S. and international trade policies, particularly with respect to China, and key trading countries, may adversely impact our business and operating results.

We currently rely on foreign third-party manufacturers, and parts suppliers, including those in China, Taiwan, Israel, and other countries. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. In April 2025, the U.S. government announced a tariff rate of up to 145% on imports from China. Tariffs of 10were imposed on imports from both Taiwan and Israel. If maintained and if extended to other countries, tariffs, and the potential escalation of trade disputes with China and other countries could pose a significant risk to our business and could result in higher cost of revenues and operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability.

Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to climate change, earthquake, flood, other natural catastrophic events, public health crises or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have operations, suppliers and customers located in the U.S., China and Israel. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as Russia’s invasion of Ukraine, terrorism, public health crises , fire, earthquake, volcanic eruptions, drought, storms, sea-level rise, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters; and certain of these events may become more frequent or intense as a result of climate change. Such disruption could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.

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

Continued investments in U.S. charging infrastructure are necessary. A cumulative national capital investment of $53–$127 billion in charging infrastructure is needed by 2030 (including private residential charging) to support 33 million PEVs. The large range of potential capital costs found in this study is a result of variable and evolving equipment and installation costs observed within the industry across charging networks, locations, and site designs. The estimated cumulative capital investment includes:

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

Risks Related to Our Relationship with Hyperscale

As long as Hyperscale controls us, your ability to influence matters requiring shareholder approval will be limited.

As of December 31, 2024, Hyperscale beneficially owns approximately 26 million shares of our common stock and approximately 33.5 million through its ownership of shares of our Series A Preferred Stock, the Preferred Stock is subject to a 19.9% beneficial ownership limitation, representing approximately 17% of the combined voting power of our outstanding common stock. For so long as Hyperscale beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding common stock, and potentially even a number of beneficially owned shares that falls short of a majority, Hyperscale will be able to elect all of the members of our board of directors. For so long as any of the shares of Series A Preferred Stock remains issued and outstanding, Hyperscale will have the ability to appoint a majority of our board of directors.

In addition, until such time as Hyperscale beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding common stock, Hyperscale will have the ability to take shareholder action without the vote of any other shareholder and without having to call a shareholder meeting, and shareholders will not be able to affect the outcome of any shareholder vote during this period. As a result, Hyperscale will have the ability to control all matters affecting us, including:

•	the composition of our Board and, through our Board, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities;
•	changes to our articles of incorporation and bylaws;
•	corporate opportunities that may be suitable for us and Hyperscale;
•	determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;
•	the payment of dividends on our common stock;
•	the number of shares available for issuance under our stock plan for our prospective and existing employees; and
•	the strategy, direction and objectives of our business.

It should be noted that Hyperscale may not require beneficial ownership amounting to an outright majority to control or very strongly influence any of the above matters, in part because many shareholders would not attend, whether in person or not, any of our shareholder meetings(s). If Hyperscale does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. Hyperscale’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. Hyperscale is not prohibited from selling a controlling interest in us to a third party and may do so without your or our approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Hyperscale did not maintain voting control over us or have the additional rights described above.

Hyperscale’s interests and objectives as a shareholder may not align with, or may even directly conflict with, your interests and objectives as a shareholder. For example, Hyperscale may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on Hyperscale as a company, independent of us. In such instances, Hyperscale may exercise its control over us in a way that is beneficial to Hyperscale, and you will not be able to affect the outcome so long as Hyperscale continues to hold a majority of the outstanding shares entitled to vote. Even if Hyperscale were to reduce its ownership below a majority of the aggregate voting power of the common stock, it could still retain effective control of our company provided that it maintained a significant number of our outstanding common stock.

In the event Hyperscale is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of Hyperscale and may do so in a manner that could vary significantly from what Hyperscale would have done or not done.

Our historical financial information as a subsidiary of Hyperscale may not be representative of our results as an independent public company.

The historical financial information we have included in this Annual Report does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Hyperscale, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

Risks Relating to the Distribution and Ownership of Our Common stock

We may not achieve the benefits expected from the Distribution and may be more susceptible to adverse events.

We expect that, as a company independent from Hyperscale, we will be able to grow organically and through acquisitions. Nonetheless, we may not be able to achieve any of these benefits. Further, by separating from Hyperscale, there is a risk that we may be more susceptible to adverse events than we would have otherwise experienced as a subsidiary of Hyperscale. As a subsidiary of Hyperscale, we enjoyed certain benefits, including economies of scope and scale in costs, employees and business relationships. These benefits may not be as readily achievable as a smaller, stand-alone company.

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

As of the date of this filing, we have 2,000,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock authorized. As of April 22, 2025, we had 183,983,122 shares of common stock outstanding. Of these shares, 170,808,311 shares of common stock are currently held by unaffiliated shareholders. However, these figures do not take into account issuances of common stock that we may make between now and the Distribution Date, including those subject to conversion of Hyperscale’s preferred stock, nor does it account for any other shares that may be issued, including but not limited to such shares awarded under a management incentive plan that we intend to establish before the Distribution.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock in addition to those issued to Hyperscale in the Acquisition, we may issue such shares in the future.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2024, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Open Market (Current Information), operated by OTC Markets Group Inc., under the symbol TOG. The last reported sale price for our common stock, as quoted on the Pink Open Market, was $0.0063 on April 22, 2025.  Quotes of stock trading prices on any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

As of December 31, 2024, there were 192 shareholders of record of our common stock based upon the records of the shareholders provided by our transfer agent. Our transfer agent is Computershare, Inc. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2023, the Company held a special meeting of shareholders, and the shareholders voted and approved the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of December 31, 2024, no shares had been issued under the plan.

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

➢        Our ability to provide our products and systems on a timely basis relies heavily on obtaining essential electronic components used not only in our products but also in our customers' products. As an electronics technology original design manufacturer ("ODM") and original equipment design manufacturer (“OEM”), we continue to face significant challenges in producing some of our products due to shortages and delays in electronic components and raw materials. Various factor, heightened demand for electronics, and disruptions in the supply chain, have led to a widespread scarcity of these crucial materials. Some of our customers face similar challenges, affecting their demand for our products promptly.

➢        We are still experiencing long lead times and shortages of critical components used in our products. While the global chip shortage has eased, certain high-demand components (such as power semiconductors and automotive semiconductor chips), continue to face supply bottlenecks due to limited fab capacity and ongoing geopolitical factors.

➢        Tensions between major economies (e.g., U.S.-China, Taiwan-China) have led to export controls, further restricting the availability of essential electronic components. These prolonged lead times and supply constraints have negatively impacted our operations throughout 2024, disrupting our supply chain for semiconductors, electronic components, and raw materials from key vendors.

➢        Global manufacturing operations continue to face significant disruptions due to ongoing geopolitical tensions, supply chain bottlenecks, and the lingering effects of past production suspensions. While the semiconductor shortage has eased in some areas, demand for critical electronic components (especially power semiconductors and specialized chips) remains high, straining production capacity and increasing procurement challenges. These disruptions, combined with raw material price volatility, have led to a sustained increase in costs across our supply chain. Prices for essential materials such as lithium, copper, and rare earth metals remain elevated due to rising demand, resource constraints, and global trade restrictions. As a result, we estimate that our costs have increased by approximately 25% since 2020, with continued inflationary pressures affecting procurement and production.

➢        To date, our operations were financed principally through investments by Hyperscale and took advantage of Hyperscale’s size and purchasing power in procuring goods, technology, and services, including insurance, employee benefit support and audit, and other professional services. Though Hyperscale is now a controlling shareholder after the completion of the Acquisition, we may not have access to Hyperscale’s financial and other resources in the future.

 Results of Operations

for the Years Ended December 31, 2024, and 2023

	2024	2023	Change ($)	Change (%)
Revenue	$4,912,000	$4,201,000	$711,000	17%
Cost of revenue	2,790,000	3,306,000	(516,000)	(16)%
Gross profit	2,122,000	895,000	1,227,000	137%
Operating expenses:
General and administrative	3,203,000	3,705,000	(502,000)	(14)%
Selling and marketing	1,293,000	1,446,000	(153,000)	(11)%
Research and development	407,000	418,000	(11,000)	(3)%
Write off EV Assets	763,000	-	618,000
Total operating expenses	5,666,000	5,569,000	(43,000)	2)%
Operating loss	(3,544,000)	(4,674,000)	1,412,000	24%
Other expense:
Interest expense, related party	368,000	160,000	208,000	(130)%
Interest expense	56,000
Total other expense	424,000	160,000	208,000	(130)%
Loss before income taxes	(3,968,000)	(4,834,000)	1,204,000	18%
Income tax provision	5,000
Net loss	(3,973,000)	(4,834,000)
Preferred dividends	-	(2,028,000)	2,028,000
Net loss available to common shareholders	$(3,973,000)	$(6,862,000)

Revenue and Gross Profit

For the year ended December 31, 2024, we had increased revenues of $711,000 and increased gross profits of $1,227,000 compared to the year ended December 31, 2023, primarily due to increased sales of $777,000 to our higher margin defense industry customers and $277,000 to our commercial and telecom customers, somewhat offset by decreased sales of $343,000 to our medical customers during the year ended December 31, 2024. Additionally, our cost of revenue decreased primarily due to a decrease in charges for excess obsolete inventory of $583,000 in the year ended December 31, 2024.

Net Loss and Operating Expenses

During the year ended December 31, 2024, our net loss before income tax provision decreased $866,000 from the year ended December 31, 2023. During the year ended December 31, 2024, our gross profit increased $1,227,000 as described above, our legal expenses decreased $439,000 and overhead allocation decreased $261,000. Somewhat offsetting these increases, we recognized increased interest expense of $208,000, increased salaries and benefits of $320,000 and write off of EV related assets of $763,000.

Net Loss Available to Common Shareholders

In September of 2022, TOG was combined with certain entities under the common control of our Parent. As part of this transaction, we issued preferred stock that accrues a dividend, which has resulted in an increase in the net loss available to common shareholders of $2.0 million for the year ended December 31, 2023, compared to the prior year.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on the Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2024, the Company had cash and cash equivalents of $0.0 million and negative working capital of $6.5 million.

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

Impact of Global Electronic Components Shortages on Our Operations

We are still experiencing long lead times and shortages of critical components used in our products. While the global chip shortage has eased, certain high-demand components—such as power semiconductors and automotive semiconductor chips, continue to face supply bottlenecks due to limited fab capacity and ongoing geopolitical factors.

Tensions between major economies (e.g., U.S.-China, Taiwan-China) have led to export controls, further restricting the availability of essential electronic components. These prolonged lead times and supply constraints have negatively impacted our operations throughout 2024, disrupting our supply chain for semiconductors, electronic components, and raw materials from key vendors.

Impact of Global Trade Policies on Our Operations

We rely upon vendors outside the U.S. for a significant amount of our products and related components. And we face resulting uncertainty and risks related to tariffs and other trade policies which will likely increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. Uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions. Apart from the impact of macroeconomic factors on our business operations and on general economic conditions, below are certain factors that affect our results of operations.

Impact on Our Supply Chain

Global manufacturing operations continue to face significant disruptions due to ongoing geopolitical tensions, supply chain bottlenecks, and the lingering effects of past production suspensions. While the semiconductor shortage has eased in some areas, demand for critical electronic components (especially power semiconductors and specialized chips) remains high, straining production capacity and increasing procurement challenges. These disruptions, combined with raw material price volatility, have led to a sustained increase in costs across our supply chain. Prices for essential materials such as lithium, copper, and rare earth metals remain elevated due to rising demand, resource constraints, and global trade restrictions. As a result, we estimate that our costs have increased by approximately 25% since 2020, with continued inflationary pressures affecting procurement and production.

Additionally, we have observed shifts in market demand, with declining sales for off-the-shelf standard products and growing customer preference for customized solutions. This shift, coupled with extended lead times, raw material shortages, workforce challenges, and supplier shutdowns, has further strained our operations.

Supply chain disruptions (including higher material costs, longer lead times, order delays, and in some cases, customer order cancellations) have had a significant adverse impact on our business and operational results. Our ability to meet customer demand is heavily dependent on the timely supply of materials and services from our suppliers and contract manufacturers. However, many of our customers face similar supply constraints, which have led to deferred deliveries, extended project timelines, and in some cases, outright order cancellations.

Further exacerbating these issues are ongoing logistics disruptions, prolonged port congestion, and intermittent supplier shutdowns, all of which have resulted in increased freight costs and fluctuations in component availability. Trade restrictions and export controls affecting key raw materials and semiconductor components have further tightened supply, making it increasingly difficult to secure inventory at competitive pricing.

Ongoing supply chain challenges and rising logistics costs have adversely impacted our gross margins in fiscal 2024 and continue to present financial headwinds. We anticipate that material cost inflation, coupled with elevated freight and logistics expenses, will continue to pressure margins in the foreseeable future. Furthermore, a sustained slowdown in demand for electronic systems (particularly in key industries such as industrial automation, telecommunications, and electric vehicles (EVs)) could further challenge revenue growth and profitability.

The cumulative effects of these supply chain disruptions may limit our ability to manufacture and deliver products efficiently, impacting our ability to meet market demand while maintaining cost-effectiveness. In response, we have implemented proactive strategies, including supplier diversification, alternative sourcing, and strategic inventory management, to mitigate risks and improve operational resilience. However, continued volatility in the global supply chain landscape remains a key challenge that could have a material impact on our business and financial performance.

Supply chain disruptions, component shortages, manufacturing interruptions, higher materials, and products’ costs, longer lead time, customers’ orders’ delays, and some customers' orders cancelations had significant adverse contribution to business and results of operations. For example, supply chain challenges related to the global semiconductor chip shortages have impacted our customers and, as a result, impacted us. We depend on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from our suppliers and contract manufacturers. Similarly, our customers are facing similar challenges which adversely affect their business resulting in pushing out the delivery schedule for some orders or canceling some orders they have placed with.

The disruptions in manufacturing, delivery, prolonged port congestion and intermittent supplier shutdowns and delays have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in our sales similarly effected many customers of us. The increased demand for electronic products and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges.

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

In response to these issues, we have implemented during the years ended December 31, 2024, and 2023 the following measures:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

TurnOnGreen, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TurnOnGreen, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

April 23, 2025

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,000	$21,000
Accounts receivable	730,000	966,000
Inventories	890,000	1,339,000
Prepaid expenses	107,000	630,000
TOTAL CURRENT ASSETS	1,754,000	2,956,000

Property and equipment, net	154,000	358,000
Right-of-use assets	567,000	1,133,000
Other noncurrent assets	270,000	270,000
TOTAL ASSETS	$2,745,000	$4,717,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,376,000	$1,583,000
Dividends payable	-	2,667,000
Lawsuit liability	1,122,000	1,066,000
Operating lease liability, current	581,000	619,000
Related party notes and advances payable	5,185,000	2,472,000
TOTAL CURRENT LIABILITIES	8,264,000	8,407,000

LONG TERM LIABILITIES
Operating lease liability, non-current	50,000	631,000
Other long term liabilities	163,000	105,000
TOTAL LIABILITIES	8,477,000	9,143,000

COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2024, December 31, 2023, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023: 183,949,923 shares issued and outstanding on December 31, 2024, and 183,941,422 as of December 31, 2023, respectively	184,000	184,000
Additional paid-in capital	16,171,000	13,504,000
Accumulated deficit	(47,087,000)	(43,114,000)
TOTAL SHAREHOLDERS’ DEFICIT	(30,732,000)	(29,426,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$2,745,000	$4,717,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenue	$4,912,000	$4,201,000
Cost of revenue	2,790,000	3,306,000
Gross profit	2,122,000	895,000

Operating expenses:
General and administration	3,610,000	4,123,000
Selling and marketing	1,293,000	1,446,000
Write off EV assets	763,000	-
Total operating expenses	5,666,000	5,569,000
Operating loss	(3,544,000)	(4,674,000)
Other expense:
Interest expense, related party	368,000	160,000
Interest expense	56,000	-
Total other expense	424,000	160,000
Loss before income tases	(3,968,000)	(4,834,000)
Income tax provision	5,000	-
Net loss	(3,973,000)	(4,834,000)
Preferred Dividends	-	(2,028,000)
Net loss available to common shareholders	$(3,973,000)	$(6,862,000)

Net loss per common share basic and diluted:	$(0.02)	$(0.04)

Weighted average common shares, basic and diluted	183,944,607	177,562,045

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	$184,000	$13,504,000	$(43,114,000)	$(29,426,000)
Common stock issued upon exercise of warrants	8,501	-	-	-	-
Preferred dividends - forgiveness	-	-	2,667,000		2,667,000
Net loss	-	-	-	(3,973,000)	(3,973,000)
Balance, December 31, 2024	183,949,923	$184,000	$16,171,000	$(47,087,000)	$(30,732,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2023	172,694,837	$173,000	$12,691,000	$(36,252,000)	$(23,388,000)
Contribution from Parent	-	-	730,000	-	730,000
Fair value of warrants at issuance	-	-	39,000	-	39,000
Common stock issued upon conversion of convertible notes	11,241,370	11,000	44,000	-	55,000
Common stock issued upon exercise of warrants	5,215	-	-	-	-
Preferred dividends	-	-	-	(2,028,000)	(2,028,000)
Net loss	-	-	-	(4,834,000)	(4,834,000)
Balance, December 31, 2023	183,941,422	$184,000	$13,504,000	$(43,114,000)	$(29,426,000)

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from operating activities:	2024	2023
Net loss	$(3,973,000)	$(6,862,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,000	93,000
Amortization of right-of-use assets	566,000	528,000
Amortization of debt discount	-	89,000
Write off EV assets	763,000	-
Inventory adjustment	270,000	853,000
Allocation of parent company overhead	-	153,000
Changes in operating assets and liabilities
Accounts receivable	236,000	56,000
Prepaid expenses and other assets	(88,000)	(29,000)
Inventory	179,000	403,000
Accounts payable	(85,000)	(89,000)
Accrued expenses and other current liabilities	(66,000)	(48,000)
Dividends payable	-	2,028,000
Operating lease and other liabilities	(561,000)	(516,000)
Net cash used in operating activities	(2,665,000)	(3,341,000)

Cash flows from investing activities:
Purchase of property and equipment	(42,000)	(42,000)
Cash used in investing activities	(42,000)	(42,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	2,713,000	2,482,000
Proceeds from contribution from parent	-	577,000
Proceeds from note payable, fees	-	250,000
Net cash provided by financing activities	2,713,000	3,309,000

Net decrease in cash and cash equivalents	6,000	(74,000)
Cash at beginning of period	21,000	95,000
Cash at end of period	$27,000	$21,000
Non-cash investing and financing activities
Forgiveness of accrued dividends	$2,667,000	$-
Conversion of principal and interest on convertible note	$-	$55,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. DESCRIPTION OF BUSINESS

Overview

TurnOnGreen, Inc., a Nevada corporation (“TOG”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT,” and together with Digital Power, the “Company”), is an emerging provider of premium power electronic and electric vehicle (EV) charging solutions. The Company designs, develops, manufactures, and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. We serve a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. Our products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of our customers’ applications. In addition, we provide comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

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

Cash and Cash Equivalents

The Company’s cash is maintained in checking accounts with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2024, and December 31, 2023, the Company had cash of $27,000 and $21,000, respectively. The Company has not experienced any losses on deposits of cash and cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2024, and December 31, 2023, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

New Accounting Guidance – Recently Adopted

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for the fiscal year beginning after 15 December 2023, and interim periods within fiscal years beginning after 15 December 2024. The Company adopted ASU No. 2023-07 during the fiscal year ended December 31, 2024, and the adoption did not result in any material changes to the consolidated financial statements.

Recent Accounting Pronouncements not yet Adopted

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its Consolidated Financial Statements.

In December 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires disclosure of specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information to help financial statement users (a) better understand the Company’s performance, (b) better assess the Company’s prospects for future cash flows, and (c) compare the Company’s performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Year Ended December 31,
	2024	2023
Primary Geographical Markets
North America	$4,839,000	$3,771,000
Europe	49,000	29,000
Other	24,000	401,000
Total Revenue	$4,912,000	$4,201,000

Major Goods
Power supply units	$4,501,000	$3,854,000
EV chargers	411,000	347,000
Total Revenue	$4,912,000	$4,201,000

Timing of Revenue Recognition
Revenue recognized over time	$47,000	$16,000
Goods transferred at a point in time	4,865,000	4,185,000
Total Revenue	$4,912,000	$4,201,000

The Company’s related party sales consisted of the following:

	For the Year Ended December 31,
	2024	2023
Related Party
Subsidiaries of Hyperscale	$28,000	$14,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$1,721,000	35%	$769,000	18%
Customer B	$-	-%	$476,000	11%

5. TRADE RECEIVABLES

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	Trade Receivables	Percentage of	Total Receivables	Percentage of
	by Major	Total Trade	by Major	Total Trade
	Customer	Receivables	Customer	Receivables
Customer A	$346,000	47%	$342,000	35%
Customer C	$91,000	12%	$179,000	18%

Related party receivables

As of December 31, 2024, and 2023, the Company had related party receivables of $17,000 and $0, respectively.

6. WRITE OFF EV RELATED ASSETS

During the year ended December 31, 2024, the Company determined that the EV charging business was not performing to expectations and that little to no revenue growth in that business is expected in the immediate future. The Company determined that based on this further investment in the EV charging business would be minimal and that recoverability of investments in assets specific to the EV charging business would not be realized. This resulted in a write off of approximately $763,000 to prepaid and fixed assets related to the EV business for the year ended December 31, 2024.

The expenses totaling approximately $763,000 are recorded on the Write off EV assets line of the Consolidated statements of operations for the year ended December 31,2024.

7. PROPERTY AND EQUIPMENT

As of December 31, 2024, and 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Machinery and equipment	$648,000	$649,000
Leasehold improvements, furniture and equipment	221,000	217,000
EV chargers	-	141,000
	869,000	1,007,000
Less: accumulated depreciation and amortization	(715,000)	(649,000)
Property and equipment, net	$154,000	$358,000

Depreciation and amortization expense related to property and equipment was $94,000 and $63,000 for the years ended December 31, 2024, and 2023, respectively.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Useful Lives
Asset	(In Years)
Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture, and fixtures	3 - 15
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

8. INVENTORIES

As of December 31, 2024, and 2023, inventories consisted of:

	December 31, 2024	December 31, 2023
Finished products	$416,000	$878,000
Raw materials, parts and supplies	474,000	461,000
Total inventories	$890,000	$1,339,000

9. LAWSUIT LIABILITY

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff-William Gordon, filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1.1 million inclusive of interest, legal fees, administrative fees and expenses. Interest accrues at 10% per annum.

The Company has recorded a lawsuit liability of $1.1 million for this judgement as of December 31, 2024, and 2023 in the consolidated balance sheets. Interest expense related to the liability was $56,000 for the year ended December 31, 2024.

10. LEASES

Office and Warehouse Leases

During the years ended December 31, 2024, and 2023, the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees have been provided by the sublessee. For the years ended December 31, 2024, and 2023, the Company recognized income related to the sublease of $91,000 and $84,000, respectively. The sublease expired November 30, 2024. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The Company leases offices and warehouse space under operating leases requiring periodic payments. The following table provides a summary of leases by balance sheet category as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Operating right-of-use assets	$567,000	$1,133,000
Operating lease liability – current	581,000	619,000
Operating lease liability – non-current	50,000	631,000

The components of lease expenses recorded within operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2024, and 2023, were as follows:

	December 31,
	2024	2023
Operating lease costs	$649,000	$623,000
Less: Sublease income	(91,000)	(84,000)
Total	$558,000	$539,000

The following tables provides a summary of other information related to leases for the year ended December 31, 2024:

December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:	-
Operating cash flows related to operating leases	$702,000
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases	1.1 years
Weighted-average discount rate – operating leases	8%

Payments due by period of lease liabilities under the Company’s non-cancellable operating lease as of December 31, 2024, were as follows:

2025	$609,000
2026	51,000
Total lease payments	660,000
Less interest	(29,000)
Present value of lease liabilities	$631,000

11. RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Hyperscale Data, Inc. (“Hyperscale”), and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $401,000 and $642,000 for the fiscal year end December 31, 2024, and 2023, respectively.  As of December 31, 2024, and 2023, $401,000 and $488,000, respectively were recorded in Hyperscale advance payable. As of December 31, 2023, $153,000 was recorded as Contribution from Parent in the statement of changes in shareholders’ deficit.

Total Contributions from Parent are $0 and $730,000 for the period ended December 31, 2024, and 2023, respectively.

Related Party Sales and Receivables

The Company recognized $28,000 and $14,000 in revenue in the years ended December 31, 2024, and 2023, respectively, from sales to another subsidiary of Hyperscale. As of December 31, 2024, and 2023, the Company had related party receivables of $17,000 and $0, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on December 31, 2024, and 2023, were comprised of the following:

	Interest rate	Due date	December 31, 2024	December 31, 2023
Hyperscale advance payable	10%	-	$5,118,000	$2,407,000
Chief Executive Officer	14%	Default	46,000	51,000
Non-officer advance payable	-	-	21,000	14,000
Total related party notes and advances payable			$5,185,000	$2,472,000

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

During June 2023, Hyperscale and the Company’s management determined that all allocations and capital funding provided to us by Hyperscale beginning April 1, 2023, would be repaid, and treated as a related party note payable. On August 15, 2023, the Company entered into a loan and security agreement (the “security agreement”) with Hyperscale in relation to the June 30, 2023, outstanding Hyperscale advance payable of $701,000. The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

The Company recorded related party interest expense of $368,000 and $160,000 for the years ended December 31, 2024, and 2023, respectively in interest expense, related party.

12. INCOME TAXES

The following is a geographical breakdown of loss before the provision for income tax, for the years ended December 31, 2024, and 2023.

	2024	2023
Pre-tax loss
U.S. Federal	$(3,968,000)	$(4,834,000)
Foreign	-	-
Total	$(3,968,000)	$(4,834,000)

The federal and state income tax (provision) benefit is summarized as:

	2024	2023
Current
U.S. Federal	$-	$-
U.S. State	5,000	-
Foreign	-	-
Total current provision	5,000	-
Deferred
U.S. Federal	-	-
U.S. State		-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total provision (benefit) for income taxes	$5,000	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred taxes as of December 31 were as follows:

	2024	2023
Deferred tax asset:
Net operating loss	$7,396,000	$6,558,000
Intangible asset basis	113,000	118,000
Deferred rent liability	177,000	349,000
Inventory adjustments	375,000	352,000
R&D capitalization	102,000	201,000
Asset retirement obligation	7,000	4,000
Settlement liability	298,000	267,000
Accrued warranty	13,000	14,000
Accrued salaries	69,000	65,000
Deferred revenue	35,000	12,000
Accrued interest	122,000	-

Total deferred tax asset	8,707,000	7,940,000

Deferred tax liability:
ROU assets	(159,000)	(316,000)
Fixed asset basis	(90,000)	(97,000)
Total deferred income tax liabilities	(249,000)	(413,000)
Net deferred income tax assets	8,458,000	7,527,000
Valuation allowance	(8,458,000)	(7,527,000)
Deferred tax asset (liability), net	$-	$-

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

The valuation allowance increased by $803,000, and $915,000 during the years ended December 31, 2024, and 2023, respectively. Net operating losses and tax credit carryforwards as of December 31, 2024, and 2023 were as follows:

	2024 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$16,359,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	9,263,000	2024 to 2037
Net operating losses, state	28,641,000	2029 to 2041

	2023 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$12,724,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	10,169,000	2023 to 2037
Net operating losses, state	25,095,000	2029 to 2041

The effective tax rate of the Company’s provision (benefit) for income taxes as of December 31, 2024, and 2023 differed from the federal statutory rate as follows:

	2024	2023
Statutory Rate	21.00%	21.00%
State Tax	7.67%	6.98%
Permanent Differences	(2.19)%	(0.57)%
Changes in VA	(22.18)%	(28.06)%
NOL Expiration	(5.25)%	0.00%
Prior Year True-ups	0.28)%	0.65%
Total	(0.13%	0.00%

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for each of the years ended December 31, 2024, and 2023, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following as of December 31, 2024, and 2023:

	December 31,
	2024	2023
Warrants	140,955,729	116,010.720
Convertible notes	-	-
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,390,955,729	1,366,010,720

14. COMMITMENTS AND CONTINGENCIES

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records an undiscounted liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as additional information becomes available. Significant judgment is required to determine both the likelihood of there being a loss, and the estimated amount of a loss related to such matters.

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

Non-cancelable Obligations

In the normal course of business, the Company enters non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of December 31, 2024, and 2023, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $18,000 and $36,000, respectively.

15. SHAREHOLDERS’ DEFICIT

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

16. REDEEMABLE SERIES A PREFERRED STOCK – RELATED PARTY

Series A Preferred Stock

There are 25,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has a stated value of $1,000, for an aggregate value of $25 million.

On August 9, 2024, the Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock (“Preferred Stock”). Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%. This modification of the Preferred Stock resulted in a non-cash decrease in accrued dividends and a corresponding increase in additional paid in capital of $2,667,000.

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

Beginning January 1, 2026, the shares of Series A Preferred Stock shall be subject to redemption in cash at the option of the holder in an amount per share equal to the stated value plus all accrued and unpaid dividends thereon. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the shares of Series A Preferred Stock are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

17. WARRANTS

A summary of warrant activity for the years ended December 31, 2024, and 2023 is presented below:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding on January 1, 2023	-	$-	-
Granted	116,015,935	0.1
Forfeited	-	-
Exercised	(5,215)	0.1
Outstanding on December 31, 2023	116,010,720	0.1	4.6
Granted	24,954,170	0.1
Forfeited
Exercised	(9,161)	0.1
Outstanding on December 31, 2024	140,955,729	$0.1	3.7

The following summarizes information about common stock warrants outstanding on December 31, 2024:

Warrants received by related parties consisted of 13,235,252, and 13,228,170 as of December 31, 2024, and 2023, respectively.

Commitment Fee; Warrant

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

18. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive and Financial Officer, who reviews the assets, operating results, and financial metrics for the Company to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on gross profit and net loss that are also reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss, which include the following:

	Years ended December 31,
	2024	2023
Revenue	$4,912,000	$4,201,000
Cost of revenue
Manufacturing costs	1,524,000	1,434,000
Distribution costs	481,000	410,000
Inventory adjustment	270,000	853,000
EV chargers	206,000	248,000
Other	309,000	361,000
Cost of revenue	2,790,000	3,306,000
Gross profit	2,122,000	895,000
Operating expenses:
Research and development:
Payroll and benefits	238,000	229,000
Occupancy costs	93,000	98,000
Other research and development	76,000	91,000
Total research and development	407,000	418,000
Selling and marketing:
Payroll and benefits	972,000	798,000
Occupancy costs	164,000	168,000
Other selling and marketing	157,000	481,000
Total selling and marketing	1,293,000	1,447,000
General and administrative
Payroll and benefits	1,209,000	927,000
Professional fees and outside services	472,000	422,000
Write off EV related assets	763,000	-
Occupancy costs	660,000	707,000
Other general and administrative	862,000	1,648,000
Total general and administrative	3,966,000	3,704,000
Total operating expenses	5,666,000	5,569,000
Operating loss	$(3,544,000)	$(4,674,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

 Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2024, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Name	Age	Positions
Amos Kohn	65	Founder, Chief Executive Officer, Chief Financial Officer and Director
Marcus Charuvastra	46	President and Director
Douglas Gintz	58	Chief Technology Officer and Director

Amos Kohn has been our Chief Executive Officer and the Chairman of our board of directors since the date of the Acquisition. Prior thereto, he was the Founder and Chief Executive Officer and a member of the board of directors of the Former TOGI, including when its name was Coolisys Technologies, Inc., since its formation in January of 2020. He has led Digital Power for more than 15 years. He served as a director of Hyperscale from 2003 to 2020, its President and Chief Executive Officer from 2008 to 2017 and President from 2017 to 2020. Prior to his appointment as President and Chief Executive Officer of Digital Power Corporation, Mr. Kohn held executive roles with several US and international companies. For more than 30 years, Mr. Kohn has provided leadership, oversight and strategic direction for worldwide privately held and publicly traded companies in the high-technology sector. He holds a Bachelor of Science degree in electrical and electronics engineering and a Certificate of Business Administration from the University of California, Berkeley, and a Major (Ret) at IDF. He is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries expanding companies into new markets including power electronics, eMobility, telecommunications and defense give him the qualifications and skills necessary to serve as one of our directors.

Marcus Charuvastra has served as our President since March 2022. Mr. Charuvastra served as the President of TOGI between January 2022 and September 2022 and served as its Chief Revenue Officer between June 2021 and September 2022. Mr. Charuvastra is an accomplished leader with 20 years of experience in strategic planning, sales, services, marketing and business and organizational development. Mr. Charuvastra spent nine years at Targeted Medical Pharma, Inc. serving as Vice President of Operations and as the Managing Director of this microcap biotech start-up, from 2012 to May 2021. During his tenure, he was instrumental in guiding Targeted Medical Pharma’s initial public offering. Mr. Charuvastra was previously Director of Sales and Marketing at Physician Therapeutics from 2009 to 2012 and was responsible for building the sales and distribution network in the United States and abroad. He is a graduate of UCLA. We believe that Mr. Charuvastra’s extensive experience in strategic planning and sales and marketing give him the qualifications and skills to serve as one of our directors.

Douglas Gintz has been our Chief Technology Officer since the date of the Distribution and served as the Chief Technology Officer of TOGI between February 2021 and September 2022. He was named a Director September 6, 2022. Mr. Gintz is responsible for driving strategic software initiatives and delivering key technologies essential to the market penetration of our EV charging solutions business. Mr. Gintz has served as the Chief Executive Officer of Companywide AI, LLC (formerly Pacific Coders, LLC) since January 23, 2025. Mr. Gintz also served as the Chief Technology Officer and Director of Global Technology Implementation at Hyperscale Data, Inc. from February 2021 to January 1, 2025. Mr. Gintz's previous leadership roles include Chief Executive Officer of Pacific Coders, LLC. from August 2002 to January 2022; Chief Technology Officer of Endocanna Health, Inc. from January 2019 to January 2021; Mr. Gintz served at Targeted Medical Pharma, Inc., a publicly traded microcap, as Chief Marketing Officer and Technology Officer from January 2018 to December 2019, and Chief Technology Officer and Chief Information Officer from January 2012 to May 2016. Mr. Gintz has over 30 years of hands-on experience bringing products to market. Specializing in emerging technologies, Mr. Gintz has developed manufacturing compliance systems, DNA reporting engines, medical billing software, e-commerce applications, and retail software for companies ranging from startups to multinational corporations. We believe that Mr. Gintz’s extensive experience in emerging technologies give him the qualifications and skills needed to serve as one of our directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2024, and 2023, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2024, and 20232 of at least $100,000 and who were executive officers on December 31, 2023. We refer to these persons as our “Named Executive Officers”. The following table includes all compensation earned by the Named Executive Officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amos Kohn	2024	350,000	10,000	-	-	33,120	393,120
Chief Executive Officer	2023	350,000	-	-	-	29,540	379,540
Marcus Charuvastra	2024	140,000		-		-	140,000
President and Chief Revenue Officer	2023	128,125	5,834			1,160	135,119

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid any of our directors any compensation for serving on our Board.

Equity Compensation Plan Information

On June 27, 2023, the Company held a special meeting of shareholders, and the shareholders voted and approved three proposals presented for a vote, including approving the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of December 31, 2024, no shares had been issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock based on 183,983,122 shares issued and outstanding as of the close of business on April 22, 2025  by (i) each person who is known by the company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the company as a group.

Name and Address of Beneficial Owners of Common Stock (1)	Number of shares beneficially owned	% of Common Stock
Amos Kohn (3)	24,800	*
Marcus Charuvastra	-	- - -
Douglas Gintz (4)	18,080	*
All Directors and Officers as a group (Two persons)	42,880	*
Hyperscale Data, Inc. (2)	59,461,470	16.6%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o TurnOnGreen, Inc., 1421 McCarthy Blvd., Milpitas, California 95035.

(2) Consisting of (i) 30,555 shares held by Sentinum, Inc., (ii) 12,806,817 shares held by Ault Lending, (iii) 12,452,919 shares underlying warrants held by Ault Lending, (iv) 33,539,181 shares underlying the Series A Preferred Stock, (iv) 315,999 shares and 315,999 underlying warrants are held by Ault and Company, Inc. Hyperscale may be deemed to beneficially own the shares beneficially owned by Sentinum, Inc. and Ault Lending as Sentinum, Inc. and Ault Lending are wholly owned subsidiary of Hyperscale. Milton C. Ault, III, the Executive Chairman of Hyperscale, exercises voting and dispositive power over the shares owned by Hyperscale and subsidiaries. The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

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

Policies and Procedures for Related Party Transactions

The TurnOnGreen audit committee, when established, will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer or greater than 5% beneficial owner of common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. An investor may obtain a written copy of this policy, once adopted, by sending a written request to TurnOnGreen, Inc., 1421 McCarthy Blvd., Milpitas, California 95035, Attention: Legal Department. Our audit committee charter that will be in effect, once adopted, will provide that the audit committee shall review and approve or disapprove certain related party transactions, including material transactions with Hyperscale Data, Inc. (“Hyperscale”).

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $401,000 and $642,000 for the fiscal year end December 31, 2024, and 2023, respectively.  As of December 31, 2024, and 2023, $401,000 and $488,000, respectively were recorded in Hyperscale advance payable. As of December 31, 2023, $153,000 was recorded as Contribution from Parent in the statement of changes in shareholders’ deficit.

Total Contributions from Parent are $0 and $730,000 for the period ended December 31, 2024, and 2023, respectively.

Related Party Sales and Receivables

The Company recognized $28,000 and $14,000 in revenue in the years ended December 31, 2024, and 2023, respectively, from sales to another subsidiary of Hyperscale. As of December 31, 2024, and 2023, the Company had related party receivables of $17,000 and $0, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on December 31, 2024, and 2023, were comprised of the following:

	Interest rate	Due date	December 31, 2024	December 31, 2023
Hyperscale advance payable	10%	-	$5,118,000	$2,407,000
Chief Executive Officer	14%	Default	46,000	51,000
Non-officer advance payable	-	-	21,000	14,000
Total related party notes and advances payable			$5,185,000	$2,472,000

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

During June 2023, Hyperscale and the Company’s management determined that all allocations and capital funding provided to us by Hyperscale beginning April 1, 2023, would be repaid, and treated as a related party note payable. On August 15, 2023, the Company entered into a loan and security agreement (the “security agreement”) with Hyperscale in relation to the June 30, 2023, outstanding Hyperscale advance payable of $701,000. The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party notes and advances payable.

The Company recorded related party interest expense of $368,000 and $160,000 for the years ended December 31, 2024, and 2023, respectively in interest expense, related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Marcum LLP for the fiscal years ended December 31, 2024, and 2023.

	2024	2023
Audit fees	$196,000	$340,000

_________

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and registration statement and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS

2.1	Securities Purchase Agreement dated March 20, 2022 by and among Imperalis Holding Corp., BitNile Holdings, Inc and TurnOnGreen, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 21, 2022.
2.2	Form of Amendment to Securities Purchase Agreement, dated September 5, 2022. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed September 6, 2022.
3.1	Articles of Incorporation, dated April 5, 2005. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.2	Certificate of Amendment to the Articles of Incorporation, dated March 11, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed April 13, 2021.
3.3	By-Laws of TurnOnGreen, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.5	Amended and Restated Articles of Incorporation, dated August 29, 2023. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed August 31, 2023.
3.6	Certificate of Amendment to the Articles of Incorporation, dated January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed January 18, 2024.
3.7	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed January 18, 2024.
3.8	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed March 26, 2024.
3.9	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed August 15, 2024.
4.1	Convertible Promissory Note, dated December 15, 2021, made by Imperalis Holding Corp. in favor of Digital Power Lending, LLC. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 21, 2021.
4.2	Description of Capital Stock
4.3	Form of Warrant. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 12, 2023.
10.1	Convertible Promissory Note issued January 14, 2021. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed April 13, 2021.
10.2	Exchange Agreement between Imperalis Holding Corp. and Digital Power Lending, LLC, dated as of December 15, 2021. Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed December 21, 2021.
10.3	Share Exchange Agreement with CannaCure Sciences, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed April 13, 2021.
10.4	Form of Partnership Agreement, dated April 26, 2021, between TurnOnGreen, Inc. (formerly Coolisys Technologies Corp.) and ChargeLab, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2022.
10.5	Form of Distribution and Resale Agreement with Tesco Solutions LLC an Indiana based construction firm. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 6, 2022.
10.6	Form of Purchase Agreement with Unique Electric Solutions, a New York based entity. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 6, 2022.
10.7	Form of Best Western International Marketing Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 6, 2022.
10.8	Form of EV-olution Charging Systems Distribution Agreement. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 6, 2022.
10.9	Form of CED National Accounts Distribution Agreement. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 6, 2022.
10.10	Form of Electric Vehicle Charger Site License Agreement dated May 23, 2002 by and between TurnOnGreen and Sunrise Hills Commercial Association. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed September 6, 2022.
10.11	Form of Purchase Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 12, 2023.
10.12	Form of Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 12, 2023.
10.13	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2024.
10.14	Form of Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
10.15	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1/A filed February 9, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Pursuant to Rule 406 of Regulation S-T, the cover page is formatted in Inline XBRL (Inline eXtensible Business Reporting Language).

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 23, 2025

TURNONGREEN, INC.

By:	/s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 23, 2025	/s/ Amos Kohn
Amos Kohn, Chief Executive Officer, Chief Financial Officer and Director

April 23, 2025	/s/ Marcus Charuvastra
Marcus Charuvastra, Director

April 23, 2025	/s/ Douglas Gintz
Douglas Gintz, Director

