Form 10-Q
period 2025-03-31
TurnOnGreen, Inc.
filed 2025-05-16
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of May 15, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$27,000
Accounts receivable	935,000	730,000
Inventories	1,069,000	890,000
Prepaid expenses	27,000	107,000
TOTAL CURRENT ASSETS	2,031,000	1,754,000

Property and equipment, net	134,000	154,000
Right-of-use assets	441,000	567,000
Other noncurrent assets	250,000	270,000
TOTAL ASSETS	$2,856,000	$2,745,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,560,000	$1,376,000
Lawsuit liability	1,129,000	1,122,000
Operating lease liability, current	494,000	581,000
Related party notes and advances payable	5,775,000	5,185,000
TOTAL CURRENT LIABILITIES	8,958,000	8,264,000

LONG TERM LIABILITIES
Operating lease liability, non-current	-	50,000
Other long term liabilities	168,000	163,000
TOTAL LIABILITIES	9,126,000	8,477,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of March 31, 2025, and December 31, 2024, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of March 31, 2025, and December 31, 2024: 183,983,122 shares issued and outstanding on March 31, 2025, and 183,949,923 as of December 31, 2024, respectively	184,000	184,000
Additional paid-in capital	16,174,000	16,171,000
Accumulated deficit	(47,628,000)	(47,087,000)
TOTAL SHAREHOLDERS’ DEFICIT	(31,270,000)	(30,732,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$2,856,000	$2,745,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,592,000	$1,225,000
Cost of revenue	862,000	667,000
Gross profit	730,000	558,000

Operating expenses:
General and administrative	895,000	863,000
Selling and marketing	245,000	361,000
Total operating expenses	1,140,000	1,224,000
Operating loss	(410,000)	(666,000)
Other expense:
Interest expense, related party	124,000	69,000
Interest expense	7,000
Total other expense	131,000	69,000
Net loss	(541,000)	(735,000)

Preferred Dividends	-	(500,000)
Net loss available to common shareholders	$(541,000)	$(1,235,000)

Net loss per common share basic and diluted:	$(0.00)	$(0.01)

Weighted average common shares, basic and diluted	183,972,700	183,942,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	184,000	16,171,000	(47,087,000)	(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000	-	3,000
Net loss	-	-	-	(541,000)	(541,000)
Balance, March 31, 2025	183,983,122	$184,000	$16,174,000	$(47,628,000)	$(31,270,000)

Three Months Ended March 31, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,200
Preferred dividends	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	(735,000)	(735,000)
Balance, March 31, 2024	183,943,622	$184,000	$13,504,000	$(44,349,000)	$(30,661,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
Cash flows from operating activities:	2025	2024
Net (loss)	$(541,000)	$(1,235,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,000	24,000
Amortization of right-of-use assets	126,000	140,000
Inventory adjustment	4,000	41,000
Changes in operating assets and liabilities
Accounts receivable	(205,000)	248,000
Prepaid expenses and other assets	100,000	(70,000)
Inventory	(183,000)	193,000
Accounts payable	64,000	(465,000)
Accrued expenses, other current liabilities, and lawsuit liability	127,000	(63,000)
Dividends payable	-	500,000
Operating lease liabilities and other liabilities	(132,000)	(117,000)
Net cash used in operating activities	(620,000)	(804,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(7,000)
Cash used in investing activities	-	(7,000)

Cash flows from financing activities:
Proceeds from related party advances	590,000	893,000
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	593,000	893,000

Net decrease in cash and cash equivalents	(27,000)	82,000
Cash at beginning of period	27,000	21,000
Cash at end of period	$-	$103,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company serves a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. Our products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of our customers’ applications. In addition, we provide comprehensive EV charging infrastructure and subscription-based network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

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

The Company intends to finance its future development activities and its working capital needs largely through advances from Hyperscale, Inc. (“Hyperscale”) (See Note 10) until such time as funds provided by operations are sufficient to fund working capital requirements. Although management believes that capital sources will be available, there can be no assurances that Hyperscale will continue providing financing to the Company when needed to allow the Company to continue its operations, or if available, on terms acceptable to the Company. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 23, 2025.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 23, 2025.

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Primary Geographical Markets
North America	$1,528,000	$1,157,000
Other	64,000	68,000
Total Revenue	$1,592,000	$1,225,000

Major Goods
Power supply units	$1,273,000	$1,141,000
EV chargers	319,000	84,000
Total Revenue	$1,592,000	$1,225,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,578,000	$1,126,000
Revenue recognized over time	14,000	9,000
Total Revenue	$1,592,000	$1,225,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$626,000	39%	$410,000	35%
Customer B	$192,000	12%	$120,000	10%
Customer C	$210,000	13%	$-	-%

5. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	March 31, 2025	December 31, 2024
Customer A	41%	35%
Customer B	11%	-%

Related party receivables

As of March 31, 2025, and December 31, 2024, the Company had related party receivables of $- and $17,000 respectively.

6. PROPERTY AND EQUIPMENT, NET

As of March 31, 2025, and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Machinery and equipment	$648,000	$648,000
Leasehold improvements, furniture and equipment	221,000	221,000
Gross property and equipment	869,000	869,000
Less: accumulated depreciation and amortization	(735,000)	(715,000)
Property and equipment, net	$134,000	$154,000

Depreciation and amortization expenses related to property and equipment was $20,000 and $24,000 for the three months ended March 31, 2025, and 2024, respectively.

7. INVENTORIES

As of March 31, 2025, and December 31, 2024, inventories consisted of:

	March 31, 2025	December 31, 2024
Raw materials, parts and supplies	$589,000	$416,000
Finished products	480,000	474,000
Total inventories	$1,069,000	$890,000

8. LAWSUIT LIABILITY

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff William Gordon filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1.1 million inclusive of interest, legal fees, administrative fees and expenses. Interest accrues at 10% per annum.

The Company has recorded a lawsuit liability of $1.1 million for this judgement as of March 31, 2025, and December 31, 2024, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 for the three months ended March 31, 2025, and $0 for the three months ended March 31, 2024, respectively.

9. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024, were as follows:

Three Months Ended March 31, 2025
Operating lease cost	$137,000

Three Months Ended March 31, 2024
Operating lease cost	$162,000
Less: Sublease income	(25,000)
Total	$137,000

10. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $590,000 and $893,000 for the three months ended March 31, 2025, and 2024, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on March 31, 2025, and December 31, 2024, were comprised of the following:

	Interest rate	Due date	Credit Limit	March 31, 2025	December 31, 2024
Hyperscale advance payable	10%	Demand	$8,000,000	$5,683,000	$5,118,000
Chief Executive Officer	14%	Default		71,000	46,000
Non-officer advance payable	-	-		21,000	21,000
Total related party notes and advances payable				$5,775,000	$5,185,000

Pursuant to the Amendment, the Company and Hyperscale have agreed to, among other things, amend the Credit Agreement to increase the Credit Limit to $8,000,000, extended the date to which credit extensions may be made to December 31, 2026, and provide for additional loans made in excess of the initial Credit Limit to become Advances. The related party note payable accrues interest of 10%, has no fixed terms of repayment and is recorded as related party advance payable.

The Hyperscale advance payable funded the allocation of general corporate expenses noted above for the three months ended March 31, 2025, and 2024.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31,
	2025	2024
Interest expense, related party	$124,000	$69,000

11. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	March 31,
	2025	2024
Warrants	140,922,530	116,007,860
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,390,922,530	1,366,007,860

12. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals for the three months ended March 31, 2025, and March 31, 2024, are presented below:

	Three months ended March 31,
	2025	2024
Revenue	$1,592,000	$1,225,000
Cost of revenue
Manufacturing costs	509,000	349,000
Distribution costs	99,000	161,000
Inventory adjustment	4,000	41,000
EV chargers	211,000	47,000
Other	39,000	69,000
Cost of revenue	862,000	667,000
Gross profit	730,000	558,000
Operating expenses:
Research and development:
Payroll and benefits	61,000	58,000
Occupancy costs	25,000	24,000
Other research and development	39,000	29,000
Total research and development	125,000	111,000
Selling and marketing:
Payroll and benefits	191,000	266,000
Occupancy costs	-	41,000
Other selling and marketing	54,000	54,000
Total selling and marketing	245,000	361,000
General and administrative
Payroll and benefits	300,000	279,000
Professional fees and outside services	122,000	77,000
Occupancy costs	175,000	167,000
Other general and administrative	173,000	229,000
Total general and administrative	770,000	752,000
Total operating expenses	1,140,000	1,224,000
Operating loss	$(410,000)	$(666,000)

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “approximate,” “might,” “budget,” “forecast,” “shall,” “project,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or our ability to successfully remediate the material weakness in our internal control over financial reporting in an appropriate and timely manner or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 23, 2025. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

Plan of Operations

We are a premium custom power products and emerging electric vehicle (“EV”) electrification infrastructure solutions company, through our wholly owned subsidiaries Digital Power Corporation (‘DPC”) and TOG Technologies Inc. (“TOGT”), design, develop, manufacture and sell highly engineered, feature-rich, high-grade-power conversion and power system solutions to diverse industries and markets including e-Mobility, medical, military, telecommunications, and industrial as well as design and provide a line of advanced EV charging solutions. Through DPC, we provide solutions which leverage a combination of low leakage power emissions, very high-power density with power efficiency, flexible design leveraging customized firmware and short time to market. Our designed and manufactured, highly engineered, precision power conversion and control solutions serve mission-critical applications and processes. Through TOGT, we market and sell a line of scalable EV residential, commercial and ultra-fast charging products and comprehensive charging management software and network services. The business represents a natural outgrowth from our proprietary core power technologies to optimizing the design and performance of EV charging solutions.

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

Results of Operations

For the Three Months Ended March 31, 2025, and 2024:

	2025	2024	Change ($)	Change (%)
Revenue	$1,592,000	$1,225,000	$367,000	30%
Cost of revenue	862,000	667,000	195,000	29%
Gross profit	730,000	558,000	172,000	31%
Operating expenses:
General and administrative	769,000	752,000	17,000	2%
Selling and marketing	246,000	361,000	(115,000)	-32%
Research and development	125,000	111,000	14,000	13%
Total operating expenses	1,140,000	1,224,000	(84,000)	-7%
Operating loss	(410,000)	(666,000)	256,000	38%
Other expense:
Interest expense, related party	124,000	69,000	55,000	80%
Interest expense	7,000	-	7,000	-
Total other expense	131,000	69,000	62,000	90%
Net loss	(541,000)	(736,000)	195,000	26%
Preferred dividends	-	(500,000)	500,000	100%
Net loss available to common shareholders	$(541,000)	$(1,236,000)

Revenue and Gross (Loss) Profit

During the three-month period ended March 31, 2025, we had increased revenues of $367,000 and increased gross profits of $172,000 compared to the three-month period ended March 31, 2024, primarily due to increased sales of approximately $408,000 from two of our higher margin defense industry customers, and sales of $190,000 from a new EV customer somewhat offset by a decrease in sales of $228,000 from our medical customers during the three-month period ended March 31, 2025, compared to the three-month period ended March 31, 2024. The increase in gross profit during the three-month period ended March 31, 2025, was also impacted by a reduction in obsolete inventory expenses of $37,000 compared to the three months ended March 31, 2024.

Net Loss and Operating Expenses

During the three months ended March 31, 2025, our net loss decreased by $195,000 compared to the three-month period ended March 31, 2024, primarily due to the increase in gross profit as described above and the $115,000 decrease in selling and marketing expenses somewhat offset by an increase in interest expenses of $62,000 compared to the three-month period ended March 31, 2024.

Net Loss available to common shareholders

The Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock. Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%.

The waived dividends resulted in a decrease in accrued preferred dividends for the three months ended March 31,2025 of $500,000 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain needed financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of March 31, 2025, we had cash and cash equivalents of $0 million and negative working capital of $6.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of March 31, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2025

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

