Form 10-Q
period 2025-06-30
TurnOnGreen, Inc.
filed 2025-08-13
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of August 11, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,000	$27,000
Accounts receivable	496,000	730,000
Inventories	1,103,000	890,000
Prepaid expenses	99,000	107,000
TOTAL CURRENT ASSETS	1,905,000	1,754,000

Property and equipment, net	115,000	154,000
Right-of-use assets	312,000	567,000
Other noncurrent assets	250,000	270,000
TOTAL ASSETS	$2,582,000	$2,745,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$761,000	$1,251,000
Lawsuit liability	1,137,000	1,122,000
Customer advance payments	626,000	125,000
Operating lease liability, current	349,000	581,000
Related party notes and advances payable	6,477,000	5,185,000
TOTAL CURRENT LIABILITIES	9,350,000	8,264,000

LONG TERM LIABILITIES
Operating lease liability, non-current	-	50,000
Other long term liabilities	153,000	163,000
TOTAL LIABILITIES	9,503,000	8,477,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of June 30, 2025, and December 31, 2024, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of June 30, 2025, and December 31, 2024: 183,983,122 shares issued and outstanding on June 30, 2025, and 183,949,923 as of December 31, 2024, respectively	184,000	184,000
Additional paid-in capital	16,174,000	16,171,000
Accumulated deficit	(48,279,000)	(47,087,000)
TOTAL SHAREHOLDERS’ DEFICIT	(31,921,000)	(30,732,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$2,582,000	$2,745,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,692,000	$1,236,000	$3,284,000	$2,461,000
Cost of revenue	1,011,000	668,000	1,873,000	1,335,000
Gross profit	681,000	568,000	1,411,000	1,126,000

Operating expenses:
General and administration	936,000	945,000	1,831,000	1,809,000
Selling and marketing	249,000	333,000	494,000	693,000
Total operating expenses	1,185,000	1,278,000	2,325,000	2,502,000
Operating loss	(504,000)	(710,000)	(914,000)	(1,376,000)
Other expense:
Interest expense, related party	138,000	88,000	262,000	157,000
Interest expense	7,000	-	14,000	-
Total other expense	145,000	88,000	276,000	157,000
Loss before income taxes	(649,000)	(798,000)	(1,190,000)	(1,533,000)
Income tax provision	2,000	-	2,000	-
Net loss	(651,000)	(798,000)	(1,192,000)	$(1,533,000)
Preferred dividends	-	(511,000)	-	(1,011,000)
Net loss available to common shareholders	$(651,000)	$(1,309,000)	$(1,192,000)	$(2,544,000)
Net loss per common share basic and diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares, basic and diluted	183,983,122	183,943,640	183,981,838	183,942,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2025	183,983,122	184,000	16,174,000	(47,628,000)	(31,270,000)
Net loss	-	-	-	(651,000)	(651,000)
Balance, June 30, 2025	183,983,122	$184,000	$16,174,000	$(48,279,000)	$(31,921,000)

Three Months Ended June 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2024	183,943,622	184,000	13,504,000	(44,349,000)	(30,661,000)
Common stock issued upon exercise of warrants	83
Preferred dividends	-	-	-	(511,000)	(511,000)
Net loss	-	-	-	(798,000)	(798,000)
Balance, June 30, 2024	183,943,705	$184,000	$13,504,000	$(45,658,000)	$(31,970,000)

Six Months Ended June 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	184,000	16,171,000	(47,087,000)	(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000		3,000
Net loss	-	-	-	(1,192,000)	(1,192,000)
Balance, June 30, 2025	183,983,122	$184,000	$16,174,000	$(48,279,000)	$(31,921,000)

Six Months Ended June 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,283	-	-	-	-
Preferred dividends	-	-	-	(1,011,000)	(1,011,000)
Net loss	-	-	-	(1,533,000)	(1,533,000)
Balance, June 30, 2024	183,943,705	$184,000	$13,504,000	$(45,658,000)	$(31,970,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
Cash flows from operating activities:	2025	2024
Net (loss)	$(1,192,000)	$(2,544,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,000	48,000
Amortization of right-of-use assets	256,000	282,000
Inventory adjustment	41,000	48,000
Changes in operating assets and liabilities
Accounts receivable	234,000	337,000
Prepaid expenses and other assets	27,000	(102,000)
Inventory	(254,000)	213,000
Accounts payable	(566,000)	(428,000)
Customer advances	501,000	-
Accrued expenses, other current liabilities, and lawsuit liability	91,000	(71,000)
Dividends payable	-	1,011,000
Operating lease liabilities and other liabilities	(292,000)	(273,000)
Net cash used in operating activities	(1,115,000)	(1,479,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(7,000)
Cash used in investing activities	-	(7,000)

Cash flows from financing activities:
Proceeds from related party advances	1,292,000	1,528,000
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	1,295,000	1,528,000

Net decrease in cash and cash equivalents	(27,000)	42,000
Cash at beginning of period	27,000	21,000
Cash at end of period	$207,000	$63,000

Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company intends to finance its future development activities and its working capital needs largely through advances from Hyperscale Data, Inc. (“Hyperscale”) (See Note 10) until such time as funds provided by operations are sufficient to fund working capital requirements. Although management believes that capital sources will be available, there can be no assurances that Hyperscale will continue providing financing to the Company when needed to allow the Company to continue its operations, or if available, on terms acceptable to the Company. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 23, 2025.

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Primary Geographical Markets
North America	$1,593,000	$1,180,000	$3,121,000	$2,337,000
Other	99,000	56,000	163,000	124,000
Total Revenue	$1,692,000	$1,236,000	$3,284,000	$2,461,000

Major Goods
Power supply units	$1,213,000	$1,089,000	$2,486,000	$2,230,000
EV chargers	479,000	147,000	798,000	231,000
Total Revenue	$1,692,000	$1,236,000	$3,284,000	$2,461,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,670,000	1,226,000	3,248,000	2,442,000
Revenue recognized over time	22,000	10,000	36,000	19,000
Total Revenue	$1,692,000	$1,236,000	$3,284,000	$2,461,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,126,000
Revenue recognized	(463,000)
Advances refunded	(162,000)
Total	$626,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$348,000	21%	$974,000	30%
Customer B	$239,000	14%	$431,000	13%
Customer C	$223,000	13%	$433,000	13%

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$414,000	34%	$824,000	33%

5. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	June 30, 2025	December 31, 2024
Customer A	-%	35%
Customer B	16%	-%
Customer C	11%	-%
Customer D	11%	-%
Customer E	11%	-%

Related party receivables

As of June 30, 2025, and December 31, 2024, the Company had related party receivables of $0 and $17,000 respectively.

6. PROPERTY AND EQUIPMENT, NET

As of June 30, 2025, and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Machinery and equipment	$648,000	$648,000
Leasehold improvements, furniture and equipment	221,000	221,000
Gross property and equipment	869,000	869,000
Less: accumulated depreciation and amortization	(754,000)	(715,000)
Property and equipment, net	$115,000	$154,000

Depreciation and amortization expenses related to property and equipment was $12,000 and $17,000 for the three months ended June 30, 2025, and 2024, respectively. Depreciation and amortization expenses related to property and equipment was $39,000 and $48,000 for the six months ended June 30, 2025, and 2024, respectively.

7. INVENTORIES

As of June 30, 2025, and December 31, 2024, inventories consisted of:

	June 30, 2025	December 31, 2024
Raw materials, parts and supplies	$807,000	$416,000
Finished products	296,000	474,000
Total inventories	$1,103,000	$890,000

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

The Company has recorded a lawsuit liability of $1.1 million for this judgement as of June 30, 2025, and December 31, 2024, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 and $0 for the three months ended June 30, 2025, and 2024, respectively. Interest expense for the six months ended June 30, 2025, and 2024 was $14,000 and $0, respectively.

9. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024, were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease cost	$137,000	$275,000

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease cost	$162,000	$324,000
Less: Sublease income	(25,000)	(50,000)
Total	$137,000	$274,000

10. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $64,000 and $103,000 for the three months ended June 30, 2025, and 2024, respectively and $128,000 and $206,000 for the six months ended June 30, 2025, and 2024, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on June 30, 2025, and December 31, 2024, were comprised of the following:

	Interest rate	Due date	Credit Limit	June 30, 2025	December 31, 2024
Hyperscale advance payable	10%	Demand	$8,000,000	$6,426,000	$5,118,000
Chief Executive Officer	14%	Default		51,000	46,000
Total related party notes and advances payable				$6,477,000	$5,185,000

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

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense, related party	$138,000	$88,000	$262,000	$157,000

11. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	June 30,
	2025	2024
Warrants	140,922,530	140,961,864
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,390,922,530	1,390,961,864

12. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals for the three and six months ended June30, 2025, and 2024, are presented below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$1,692,000	$1,236,000	$3,284,000	$2,461,000
Cost of revenue
Manufacturing costs	466,000	346,000	976,000	695,000
Distribution costs	119,000	137,000	218,000	299,000
Inventory adjustment	37,000	6,000	41,000	48,000
EV chargers	331,000	77,000	542,000	124,000
Other	58,000	102,000	96,000	169,000
Cost of revenue	1,011,000	668,000	1,873,000	1,335,000
Gross profit	681,000	568,000	1,411,000	1,126,000
Operating expenses:
Research and development:
Payroll and benefits	67,000	57,000	128,000	115,000
Occupancy costs	24,000	24,000	49,000	47,000
Other research and development	16,000	21,000	55,000	51,000
Total research and development	107,000	102,000	232,000	213,000
Selling and marketing:
Payroll and benefits	182,000	243,000	372,000	508,000
Occupancy costs	36,000	41,000	36,000	83,000
Other selling and marketing	31,000	49,000	86,000	102,000
Total selling and marketing	249,000	333,000	494,000	693,000
General and administrative
Payroll and benefits	377,000	265,000	677,000	544,000
Professional fees and outside services	83,000	148,000	205,000	225,000
Occupancy costs	171,000	165,000	346,000	333,000
Other general and administrative	198,000	265,000	371,000	494,000
Total general and administrative	829,000	843,000	1,599,000	1,596,000
Total operating expenses	1,185,000	1,278,000	2,325,000	2,502,000
Operating loss	$(504,000)	$(710,000)	$(914,000)	$(1,376,000)

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

Results of Operations

For the Three Months Ended June 30, 2025, and 2024:

	2025	2024	Change ($)	Change (%)
Revenue	$1,692,000	$1,236,000	$456,000	37%
Cost of revenue	1,011,000	668,000	343,000	51%
Gross profit	681,000	568,000	113,000	20%
Operating expenses:
General and administrative	829,000	843,000	(14,000)	-2%
Selling and marketing	249,000	333,000	(84,000)	-25%
Research and development	107,000	102,000	5,000	5%
Total operating expenses	1,185,000	1,278,000	(93,000)	-7%
Operating loss	(504,000)	(710,000)	206,000	29%
Other expense:
Interest expense, related party	138,000	88,000	50,000	57%
Interest expense	7,000	-	7,000	100%
Total other expense	145,000	88,000	57,000	90%
Net loss	(649,000)	(798,000)	149,000	19%
Preferred dividends	-	(511,000)	511,000	100%
Net loss available to common shareholders	$(649,000)	$(1,309,000)

Revenue and Gross (Loss) Profit

During the three-month period ended June 30, 2025, we had increased revenues of $456,000 and increased gross profits of $113,000 compared to the three-month period ended June 30, 2025, primarily due to increased sales of approximately $340,000 from two of our defense industry customers, and increased sales of $261,000 from four of our commercial customers, somewhat offset by a decrease in sales of $95,000 from our medical customers during the three-month period ended June 30, 2025, compared to the three-month period ended March 31, 2024. The increase in gross profit during the three-month period ended June 30, 2025, was also impacted by an increase in obsolete inventory expenses of $25,000 compared to the three months ended June 30,2024 as well as increased costs of components sourced from China.

Net Loss and Operating Expenses

During the three months ended June 30, 2025, our net loss decreased by $149,000 compared to the three-month period ended June 30, 2024, primarily due to the increase in gross profit as described above and the $84,000 decrease in selling and marketing expenses somewhat offset by an increase in interest expenses of $57,000 compared to the three-month period ended June 30, 2024.

Net Loss available to common shareholders

The Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock. Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%.

The waived dividends resulted in a decrease in accrued preferred dividends for the three months ended June 30,2025 of $511,000 compared to the three months ended June 30, 2024.

For the Six Months Ended June 30, 2025, and 2024:

	2025	2024	Change ($)	Change (%)
Revenue	$3,284,000	$2,461,000	$823,000	33%
Cost of revenue	1,873,000	1,335,000	538,000	30%
Gross profit	1,411,000	1,126,000	285,000	25%
Operating expenses:
General and administrative	1,599,000	1,596,000	3,000	0%
Selling and marketing	494,000	693,000	(199,000)	-29%
Research and development	232,000	213,000	19,000	9%
Total operating expenses	2,325,000	2,502,000	(177,000)	-7%
Operating loss	(914,000)	(1,376,000)	462,000	34%
Other expense:
Interest expense, related party	262,000	157,000	105,000	-67%
Interest expense	14,000	-	14,000	100%
Total other expense	276,000	157,000	119,000	76%
Net loss before tax provision	(1,190,000)	(1,533,000)	343,000	22%
Provision for income taxes	2,000	-
Net loss	(1,192,000)	(1,533,000)
Preferred dividends	-	(1,011,000)	1,011,000	100%
Net loss available to common shareholders	$(1,192,000)	$(2,544,000)

Revenue and Gross (Loss) Profit

During the six-month period ended June 30, 2025, we had increased revenues of $823,000 and increased gross profits of $538,000 compared to the six-month period ended June 30, 2024, primarily due to increased sales of approximately 698,000 from our significant defense industry customers and an increase of approximately $315,000 from commercial customers, somewhat offset by approximately $194,000 less sales from our medical customers during the six-month period ended June 30, 2025, compared to the six-month period ended June 30, 2024. The increase in gross profit during the six-month period ended June 30, 2025, was also impacted by increased costs of components sourced from China.

Net Loss and Operating Expenses

During the six months ended June 30, 2025, our net loss decreased by $341,000 compared to the six-month period ended June 30, 2024, primarily due to the increase in gross profit as described above as well as by decreased selling and marketing expenses of $199,000, and decreased overhead allocation expense of $78,000 somewhat offset by an increase in interest expenses of $119,000 and salaries and benefits of $59,000 compared to the six-month period ended June 30, 2024.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain the necessary financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of June 30, 2025, we had cash and cash equivalents of $.2 million and negative working capital of $7.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of June 30, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2025

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial and Accounting Officer)

