Form 10-Q
period 2025-09-30
TurnOnGreen, Inc.
filed 2025-11-05
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of November 4, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,000	$27,000
Accounts receivable	951,000	730,000
Inventories	1,091,000	890,000
Prepaid expenses	10,000	107,000
TOTAL CURRENT ASSETS	2,119,000	1,754,000

Property and equipment, net	186,000	154,000
Right-of-use assets	180,000	567,000
Other noncurrent assets	250,000	270,000
TOTAL ASSETS	$2,735,000	$2,745,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,504,000	$1,376,000
Lawsuit liability	1,148,000	1,122,000
Operating lease liability, current	201,000	581,000
Related party notes and advances payable	7,181,000	5,185,000
TOTAL CURRENT LIABILITIES	10,034,000	8,264,000

LONG TERM LIABILITIES
Operating lease liability, non-current	-	50,000
Other long term liabilities	131,000	163,000
TOTAL LIABILITIES	10,165,000	8,477,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of September 30, 2025, and December 31, 2024, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of September 30, 2025, and December 31, 2024: 183,983,122 shares issued and outstanding on September 30, 2025, and 183,949,923 as of December 31, 2024, respectively	184,000	184,000
Additional paid-in capital	16,174,000	16,171,000
Accumulated deficit	(48,788,000)	(47,087,000)
TOTAL SHAREHOLDERS’ DEFICIT	(32,430,000)	(30,732,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$2,735,000	$2,745,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,742,000	$1,290,000	$5,026,000	$3,751,000
Cost of revenue	1,025,000	615,000	2,898,000	1,950,000
Gross profit	717,000	675,000	2,128,000	1,801,000

Operating expenses:
General and administration	823,000	909,000	2,654,000	2,718,000
Selling and marketing	243,000	326,000	737,000	1,019,000
Total operating expenses	1,066,000	1,235,000	3,391,000	3,737,000
Operating loss	(349,000)	(560,000)	(1,263,000)	(1,936,000)
Other expense:
Interest expense, related party	152,000	100,000	414,000	257,000
Interest expense	8,000	-	22,000	-
Total other expense	160,000	100,000	436,000	257,000
Loss before income taxes	(509,000)	(660,000)	(1,699,000)	(2,193,000)
Income tax provision	-	-	2,000	-
Net loss	(509,000)	(660,000)	(1,701,000)	$(2,193,000)
Preferred dividends	-	-	-	(1,011,000)
Net loss available to common shareholders	$(509,000)	$(660,000)	$(1,701,000)	$(3,204,000)
Net loss per common share basic and diluted:	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares, basic and diluted	183,983,122	183,943,705	183,982,271	183,942,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2025	183,983,122	184,000	16,174,000	(48,279,000)	(31,921,000)
Net loss	-	-	-	(509,000)	(509,000)
Balance, September 30, 2025	183,983,122	$184,000	$16,174,000	$(48,788,000)	$(32,430,000)

Three Months Ended September 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2024	183,943,705	184,000	13,504,000	(45,658,000)	(31,970,000)
Forgiveness of accrued dividends	-	-	3,678,000	-	3,678,000
Net loss	-	-	-	(660,000)	(660,000)
Balance, September 30, 2024	183,943,705	$184,000	$17,182,000	$(46,318,000)	$(28,952,000)

Nine Months Ended September 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	184,000	16,171,000	(47,087,000)	(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000		3,000
Net loss	-	-	-	(1,701,000)	(1,701,000)
Balance, September 30, 2025	183,983,122	$184,000	$16,174,000	$(48,788,000)	$(32,430,000)

Nine Months Ended September 30, 2024

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	184,000	13,504,000	(43,114,000)	(29,426,000)
Common stock issued upon exercise of warrants	2,283	-	-	-	-
Preferred dividends	-	-	-	(1,011,000)	(1,011,000)
Forgiveness of accrued dividends	-	-	3,678,000	-	3,678,000
Net loss	-	-	-	(2,193,000)	(2,193,000)
Balance, September 30, 2024	183,943,705	$184,000	$17,182,000	$(46,318,000)	$(28,952,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
Cash flows from operating activities:	2025	2024
Net (loss)	$(1,701,000)	$(3,204,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,000	68,000
Amortization of right-of-use assets	387,000	426,000
Inventory adjustment	90,000	46,000
Changes in operating assets and liabilities
Accounts receivable	(221,000)	345,000
Prepaid expenses and other assets	117,000	(64,000)
Inventory	(291,000)	206,000
Accounts payable	(107,000)	(362,000)
Accrued expenses, other current liabilities, and lawsuit liability	261,000	(29,000)
Dividends payable	-	1,011,000
Operating lease liabilities and other liabilities	(462,000)	(415,000)
Net cash used in operating activities	(1,868,000)	(1,972,000)

Cash flows from investing activities:
Purchase of property and equipment	(91,000)	(53,000)
Cash used in investing activities	(91,000)	(53,000)

Cash flows from financing activities:
Proceeds from related party advances	1,996,000	2,037,000
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	1,999,000	2,037,000

Net decrease in cash and cash equivalents	40,000	12,000
Cash at beginning of period	27,000	21,000
Cash at end of period	$67,000	$33,000

Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,000	$-
Non-cash financing activities
Forgiveness of accrued dividends		$3,678,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Primary Geographical Markets
North America	$1,694,000	$1,228,000	$4,815,000	$3,565,000
Other	48,000	62,000	211,000	186,000
Total Revenue	$1,742,000	$1,290,000	$5,026,000	$3,751,000

Major Goods
Power supply units	$1,504,000	$1,238,000	$3,990,000	$3,468,000
EV chargers	238,000	52,000	1,036,000	283,000
Total Revenue	$1,742,000	$1,290,000	$5,026,000	$3,751,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,723,000	1,278,000	4,970,000	3,720,000
Revenue recognized over time	19,000	12,000	56,000	31,000
Total Revenue	$1,742,000	$1,290,000	$5,026,000	$3,751,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. The revenue is recognized upon completion of our related performance obligations, typically within twelve months following receipt of the customer advances.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,292,000
Revenue recognized	(822,000)
Advances refunded	(261,000)
Total	$334,000

The customer advances are recorded in the Accounts payable, accrued expenses and other current liabilities line of the condensed consolidated balance sheets.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$351,000	20%	$1,325,000	26%
Customer B	$599,000	34%	$659,000	13%
Customer C	$96,000	6%	$529,000	11%
Customer D	$48,000	3%	$479,000	10%

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$549,000	45%	$1,373,000	37%

5. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	September 30, 2025	December 31, 2024
Customer A	38%	3%
Customer B	15%	47%
Customer C	-%	12%

Related party receivables

As of September 30, 2025, and December 31, 2024, the Company had related party receivables of $0 and $17,000 respectively.

6. PROPERTY AND EQUIPMENT, NET

As of September 30, 2025, and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Machinery and equipment	$648,000	$648,000
Leasehold improvements, furniture and equipment	312,000	221,000
Gross property and equipment	960,000	869,000
Less: accumulated depreciation and amortization	(774,000)	(715,000)
Property and equipment, net	$186,000	$154,000

Depreciation and amortization expenses related to property and equipment was $20,000 and $17,000 for the three months ended September 30, 2025, and 2024, respectively. Depreciation and amortization expenses related to property and equipment was $59,000 and $68,000 for the nine months ended September 30, 2025, and 2024, respectively.

7. INVENTORIES

As of September 30, 2025, and December 31, 2024, inventories consisted of:

	September 30, 2025	December 31, 2024
Raw materials, parts and supplies	$891,000	$416,000
Finished products	200,000	474,000
Total inventories	$1,091,000	$890,000

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

The Company has recorded a lawsuit liability of $1.1 million for this judgement as of September 30, 2025, and December 31, 2024, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 and $0 for the three months ended September 30, 2025, and 2024, respectively. Interest expense for the nine months ended September 30, 2025, and 2024 was $26,000 and $0, respectively.

9. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024, were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease cost	$137,000	$412,000

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease cost	$162,000	$486,000
Less: Sublease income	(25,000)	(75,000)
Total	$137,000	$411,000

10. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $36,000 and $103,000 for the three months ended September 30, 2025, and 2024, respectively and $146,000 and $298,000 for the nine months ended September 30, 2025, and 2024, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on September 30, 2025, and December 31, 2024, were comprised of the following:

	Interest rate	Due date	Credit Limit	September 30, 2025	December 31, 2024
Hyperscale advance payable	10%	Demand	$8,000,000	$7,104,000	$5,118,000
Chief Executive Officer	14%	Default		26,000	46,000
Chief Executive Officer	22%	Default		25,000	-
Non-officer advance payable	-	-		26,000	-
Total related party notes and advances payable				$7,181,000	$5,185,000

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

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense, related party	$152,000	$100,000	$414,000	$257,000

11. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	September 30,
	2025	2024
Warrants	140,922,530	140,961,864
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,390,922,530	1,390,961,864

12. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals for the three and nine months ended September 30, 2025, and 2024, are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$1,742,000	$1,290,000	$5,026,000	$3,751,000
Cost of revenue
Manufacturing costs	654,000	431,000	1,629,000	1,126,000
Distribution costs	55,000	90,000	273,000	388,000
Inventory adjustment	48,000	(1,000)	90,000	46,000
EV chargers	147,000	21,000	689,000	144,000
Other	121,000	74,000	217,000	246,000
Cost of revenue	1,025,000	615,000	2,898,000	1,950,000
Gross profit	717,000	675,000	2,128,000	1,801,000
Operating expenses:
Research and development:
Payroll and benefits	60,000	63,000	188,000	178,000
Occupancy costs	24,000	24,000	73,000	71,000
Other research and development	21,000	10,000	76,000	61,000
Total research and development	105,000	97,000	337,000	310,000
Selling and marketing:
Payroll and benefits	182,000	255,000	554,000	763,000
Occupancy costs	36,000	42,000	72,000	124,000
Other selling and marketing	25,000	29,000	111,000	132,000
Total selling and marketing	243,000	326,000	737,000	1,019,000
General and administrative
Payroll and benefits	299,000	267,000	976,000	810,000
Professional fees and outside services	32,000	149,000	237,000	373,000
Occupancy costs	170,000	164,000	516,000	497,000
Other general and administrative	217,000	232,000	588,000	728,000
Total general and administrative	718,000	812,000	2,317,000	2,408,000
Total operating expenses	1,066,000	1,235,000	3,391,000	3,737,000
Operating loss	$(349,000)	$(560,000)	$(1,263,000)	$(1,936,000)

13. SUBSEQUENT EVENTS

Securities Purchase Agreement

On October 29, 2025, the Company entered into a Securities Purchase Agreement (“Agreement”) with SJC Lending LLC ("SJC"), pursuant to which the Company agreed to sell to SJC convertible promissory notes in the aggregate principal amount of up to $ 1,650,000 (the "Convertible Notes") for a total purchase price of up to $ 1.5 million (the "Loan").

The Agreement provides that the Loan shall be conducted through seven (7) separate tranche closings, provided, that SJC has the ability, exercisable in its sole discretion, to purchase any principal face amount of Convertible Notes prior to the dates of the tranche closings provided for in the Agreement.

Pursuant to the Agreement, the initial tranche closing, which occurred on October 29,2025, consisted of the issuance of a Convertible Note to SJC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 10% per annum and will mature October 29, 2026. The Convertible Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the greater of (i) $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 20% discount to the Company’s lowest VWAP (as defined in the Convertible Note) of the common stock during the ten trading days immediately prior to the date of conversion into shares of common stock.

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

Results of Operations

For the Three Months Ended September 30, 2025, and 2024:

	2025	2024	Change ($)	Change (%)
Revenue	$1,742,000	$1,290,000	$452,000	35%
Cost of revenue	1,025,000	615,000	410,000	67%
Gross profit	717,000	675,000	42,000	6%
Operating expenses:
General and administrative	718,000	812,000	(94,000)	-12%
Selling and marketing	243,000	326,000	(83,000)	-25%
Research and development	105,000	97,000	8,000	8%
Total operating expenses	1,066,000	1,235,000	(169,000)	-14%
Operating loss	(349,000)	(560,000)	211,000	38%
Other expense:
Interest expense, related party	152,000	100,000	52,000	52%
Interest expense	8,000	-	8,000	100%
Total other expense	160,000	100,000	60,000	60%
Net loss	(509,000)	(660,000)	151,000	23%
Preferred dividends	-	-	-
Net loss available to common shareholders	$(509,000)	$(660,000)

Revenue and Gross (Loss) Profit

During the three-month period ended September 30, 2025, we had increased revenues of $452,000 and increased gross profits of $42,000 compared to the three-month period ended September 30, 2025, primarily due to increased sales of approximately $599,000 from one of our defense industry customers less $198,000 decreased sales from another defense customers, and increased sales of $73,000 from a new commercial customer during the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024. The increase in gross profit during the three-month period ended September 30, 2025, was negatively impacted by increased costs for components sourced from China and related tariffs.

Net Loss and Operating Expenses

During the three months ended September 30, 2025, our net loss decreased by $151,000 compared to the three-month period ended September 30, 2024, primarily due to the increase in gross profit as described above and an $83,000 decrease in selling and marketing, and $96,000 decrease in professional fees and outside services somewhat offset by an increase in total interest expenses of $60,000 compared to the three-month period ended September 30, 2024.

For the Nine Months Ended September 30, 2025, and 2024:

	2025	2024	Change ($)	Change (%)
Revenue	$5,026,000	$3,751,000	$1,275,000	33%
Cost of revenue	2,898,000	1,950,000	948,000	49%
Gross profit	2,128,000	1,801,000	327,000	18%
Operating expenses:
General and administrative	2,317,000	2,408,000	(91,000)	-4%
Selling and marketing	737,000	1,019,000	(282,000)	-29%
Research and development	337,000	310,000	27,000	9%
Total operating expenses	3,391,000	3,737,000	(346,000)	-9%
Operating loss	(1,263,000)	(1,936,000)	673,000	34%
Other expense:
Interest expense, related party	414,000	257,000	157,000	-61%
Interest expense	22,000	-	22,000	100%
Total other expense	436,000	257,000	179,000	70%
Net loss before tax provision	(1,699,000)	(2,193,000)	494,000	22%
Provision for income taxes	2,000	-	(2,000)	100%
Net loss	(1,701,000)	(2,193,000)	492,000	22%
Preferred dividends	-	(1,011,000)	1,011,000	-100%
Net loss available to common shareholders	$(1,701,000)	$(3,204,000)

Revenue and Gross (Loss) Profit

During the nine-month period ended September 30, 2025, we had increased revenues of $1,275,000 and increased gross profits of $327,000 compared to the nine-month period ended September 30, 2024, primarily due to increased sales of approximately $779,000 from our significant defense industry customers and an increase of approximately $819,000 from commercial customers, somewhat offset by approximately $329,000 less sales from expired projects with our medical and commercial customers during the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024. The increase in gross profit during the nine-month period ended September 30, 2025, was negatively impacted by increased costs of components sourced from China and tariffs on those products.

Net Loss and Operating Expenses

During the nine months ended September 30, 2025, our net loss decreased by $492,000 compared to the nine-month period ended September 30, 2024, primarily due to the increase in gross profit as described above as well as by decreased selling and marketing expenses of $282,000, decreased professional fees and outside services of $137,000, and decreased overhead allocation expense of $106,000 somewhat offset by an increase in interest expenses of $201,000, salaries and benefits of $79,000, research and development of $27,000, software costs of $22,000, and $19,000 in occupancy costs compared to the nine-month period ended September 30, 2024.

Net Loss available to common shareholders

The Company amended and restated its certificate of designations of rights and preferences of the Series A Convertible Redeemable Preferred Stock. Pursuant to the Series A Amendment, the holder of the preferred stock, which is a related party, waived all accrued and future dividends in exchange for an increase in the liquidation preference to 125%.

The waived dividends resulted in a decrease in accrued preferred dividends for the nine months ended September 30,2025 of $1,011,000 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain the necessary financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of September 30, 2025, we had cash and cash equivalents of $.1 million and negative working capital of $7.9 million.

Securities Purchase Agreement

On October 29, 2025, the Company entered into a Securities Purchase Agreement with SJC Lending LLC, pursuant to which the Company agreed to sell to SJC convertible promissory notes in the aggregate principal amount of up to $ 1,650,000 for a total purchase price of up to $ 1.5 million.

The Agreement provides that the Loan shall be conducted through seven (7) separate tranche closings, provided, that SJC has the ability, exercisable in its sole discretion, to purchase any principal face amount of Convertible Notes prior to the dates of the tranche closings provided for in the Agreement.

Pursuant to the Agreement, the initial tranche closing, which occurred on October 29,2025, consisted of the issuance of a Convertible Note to SJC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 10% per annum and will mature October 29, 2026. The Convertible Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the greater of (i) $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 20% discount to the Company’s lowest VWAP (as defined in the Convertible Note) of the common stock during the ten trading days immediately prior to the date of conversion into shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of September 30, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Amended and Restated Bylaws of the Company as of January 11, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.5	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.6	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.7	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on April 22, 2024.
3.8	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on August 9, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 15, 2024.
4.1	Form of Convertible Note. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 29, 2025.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
10.2	Purchase Agreement dated July 25, 2024, by and between TurnOnGreen, Inc. and GCEF Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
10.3	Form of Amendment to Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2024.
10.4

Securities Purchase Agreement dated October 29, 2025, by and between TurnOnGreen, Inc. and SJC Lending LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 29, 2025.

10.5	Form of IP Security Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 29, 2025.
10.6	Form of Security Agreement. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 29, 2025.
10.7	Form of Pledge Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 29, 2025.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 5, 2025

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial and Accounting Officer)

