Form 10-K
period 2025-12-31
TurnOnGreen, Inc.
filed 2026-03-31
CIK 1349706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-52140

TURNONGREEN, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1104713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2030 Ringwood Ave., San Jose, CA	95035	(510) 657-2635
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $ 987,805 based on the closing sale price, as quoted on the Pink Open Market, of $0.0080 per share. Such a determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 183,983,122 shares of common stock outstanding as of March 30, 2026.

Documents incorporated by reference: None

TURNONGREEN, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

•	We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

•	Our business model will continue to evolve as we focus on our EV charging operating segment, which will increase the complexity of our business.

•	Our growth strategy through acquisitions and partnerships involves a significant degree of risk, and some of the companies that we have identified as acquisition targets or strategic partners may not have a developed business or are experiencing inefficiencies and losses.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, our business would be materially and adversely affected.

•	Our future results will depend on our ability to maintain and expand our existing sales channels and to put our marketing, business development and sales functions in place.

•	We depend upon a few major customers for most of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that any of them purchase from us, would significantly reduce our revenues.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could adversely affect our existing operations and future development.

•	Our technology is generally unpatented and others may seek to copy it.

•	We rely on charging station manufacturers and other partners, and a loss of any such partner or interruption in the partner’s production could have a material adverse effect on our business.

•	We are dependent upon our and our contract manufacturers’ ability to timely procure electronic components.

•	Our future results will depend on our ability to establish, maintain and expand our manufacturers’ representative original equipment manufacturer (“OEM”) relationships and our other relationships.

•	We depend on international operations for a substantial portion of our manufacturing components and products. These activities are subject to the uncertainties associated with international business operations, including tariffs, trade barriers and other restrictions.

•	We face intense industry competition, price erosion and product obsolescence, which could reduce our revenues and prevent us from generating net income, and many of our competitors are larger and have greater financial and other resources than we do.

•	As long as Hyperscale maintains a significant interest in our company, your ability to influence matters requiring shareholder approval will be limited, and our historical financial information as a subsidiary of Hyperscale may not be representative of our results as an independent public company.

•	The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the Pink Open Market (Current Information). There is currently only a limited trading market for our common stock.

•	Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect our ability to meet customer's demand, lead to higher costs, and adversely affect our business and results of operations. For example, supply chain challenges related to the and global semiconductor chip shortages have impacted companies worldwide and may have adverse effects on our suppliers and customers and, as a result, our business.

PART I

ITEM 1. BUSINESS

Overview

TurnOnGreen, Inc., a Nevada corporation (“TOGI”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT,” and together with Digital Power, the “TurnOnGreen”), is an emerging provider of premium power electronic and electric vehicle (“EV”) charging solutions. TurnOnGreen designs, develops, manufactures, and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. TurnOnGreen serves a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. TurnOnGreen’s products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of its customers’ applications. Approximately 17% of TurnOnGreen’s revenue is generated leveraging its core power technologies to deliver comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

Digital Power offers a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, Digital Power has provided rugged products and custom power solutions designed end-to-end for military and aerospace applications. Digital Power offers a wide variety of units designed to comply with the most demanding United States and international military standards (“MIL-STDs”).

In addition, Digital Power provides a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of its customers with the highest levels of efficiency, flexibility and scalability. Digital Power designs develop and manufacture custom power systems to meet performance and/or form-factor requirements that cannot be met with standard power products. These power system solutions are designed to function reliably in harsh environments associated with defense and aerospace applications, while also being utilized for applications ranging from industrial and telecommunications equipment to medical instrumentation. TurnOnGreen believes that Digital Power’s power products are highly adaptive and feature digital power management and software configurations that allow them to achieve higher power efficiency to meet the requirements of both its customers and its original equipment manufacturers (“OEMs”). In addition to Digital Power’s custom power system solutions, it also provides a wide range of industry-standard power products. These products include their alternating current (“AC”) into a stable direct current (“DC”) voltage open-frame product series, which TurnOnGreen believes to be among the industry’s leading power switchers in terms of power efficiency. The open-frame products are deployed in highly compact form factors and modular power series that support configurable multiple DC outputs. Additionally, Digital Power offers high-power and high-voltage laser power supplies tailored to meet the unique requirements of medical, dental, and industrial pulsed energy systems. Digital Power’s expertise also encompasses high-performance and high-power data-center power supplies, semiconductor fabrication equipment power source supplies, desktop power supplies, and a comprehensive range of value-added customized AC/DC and DC/DC ruggedized power supply and system solutions.

Digital Power’s power products serve a wide range of applications across several critical industries. In the defense and aerospace industry, typical applications include mobile and ground communications systems, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar array power sources, tactical gyro position and navigation systems, and active protection systems for tactical vehicles. In the industrial and telecommunications industry, typical applications include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, data center computing infrastructure, and turbomachinery control solutions. In the medical and healthcare industry, typical applications include portable oxygen concentrators, patient monitoring systems, pulsed laser drivers for dental and surgical treatments, DNA sequencers, medical beds, and ultrasound systems.

TOGT provides EV drivers and site hosts with convenient, reliable, and high-speed charging solutions. TOGT designs, manufactures, resells, owns, operates, and supplies Level 2 AC and DC fast charging (“DCFC”) equipment for residential, commercial, and fleet applications. Its Level 2 charging systems are deployed at single-family homes, multi-family residences, hospitality and healthcare facilities, retail properties, municipalities, schools, workplaces, and fleet depots. TOGT’s DCFC systems are designed for high-traffic urban, suburban, corridor, destination, and fleet locations where rapid charging and high utilization are essential. TOGT also offers a charger-as-a-service (CaaS) model in which customers receive charging hardware bundled with access to the TOGI network.

The Company also amended and restated its bylaws on January 11, 2024, to reflect the change in its name. The principal executive offices of the Company are located at 2030 Ringwood Ave., San Jose, California 95131, its telephone number is (510) 657-2635 and its corporate website is www.turnongreen.com.

 Our Products and Markets

Power System Products and Technology

Power System Solutions. At Digital Power, we provide a comprehensive range of advanced, integrated power system solutions engineered to meet the diverse and precise requirements of our customers with the highest levels of efficiency, flexibility, and scalability. The core focus of our business is the design, development, and manufacture of custom power systems for mission-critical defense and aerospace applications. These systems are built to operate with exceptional reliability in harsh, high-stress environments, including extreme temperatures, electromagnetic exposure, altitude variation, and rigorous shock and vibration conditions. Our defense-grade products are utilized in a wide variety of platforms and subsystems, including communications, surveillance, guidance, targeting, and unmanned systems.

Beyond defense and aerospace, our power solutions are deployed in demanding industrial, telecommunications, and medical instrumentation applications. Our products incorporate adaptive digital power management and configurable software control, enabling high power density, improved efficiency, and precise output performance to satisfy both end-user needs and OEM specifications.

In addition to custom-engineered defense and industrial systems, Digital Power offers a broad range of industry-standard power products. These include our AC/DC Open Frame series, which we believe to be among the industry’s leading high-efficiency power switchers, available in highly compact formats and modular architectures that support configurable multiple DC outputs. We also supply high-power and high-voltage laser power solutions tailored for medical, dental, and industrial pulsed-energy applications, as well as high-performance power products used in data-center infrastructure, semiconductor fabrication equipment, and desktop computing. Our portfolio further includes ruggedized AC/DC and DC/DC conversion systems and value-added engineered solutions for customers requiring highly specialized performance characteristics.

Power Technology for High-Grade Power Products. We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation of digital power management improving power efficiently and customization of the product. It includes digital signal processor controls for the power factor corrector (“PFC”) and DC to DC conversing. The advanced power technology used in our products includes synchronous rectifiers, two-phase PFC, power management integrated circuits and features such as hot plug capacity and intelligent current sharing. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages, unique status and control signals and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

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

Power System Markets

We sell our power systems as integrated solutions to our diverse customers for a wide range of applications in the global markets and sectors we serve, including medical and healthcare, defense and aerospace, and industrial and telecommunications. We also sell our products as stand-alone products to our commercial customers and, most recently, we have started to roll out our EV charger products to consumers. Our current commercial customer base consists of approximately 98 companies, which are served through our direct sales groups and our strategic partner channels. During the years ended December 31, 2025, and 2024, approximately 94.05% and 98.5% of our revenues, respectively, were generated from customers located in North America.

Medical and Healthcare. Our power solutions are ideal for healthcare and medical applications that require a high level of reliability and performance due to their quality, output power and high-power density. Our power supplies meet the rigorous medical safety requirements and major industrial safety standards related to such products to major industrial safety standards, including the EN60601-1 safety standard and the 4th Edition EMC compliance requirements, and help medical device and system manufacturers speed compliance testing of their own products. Our qualification testing facilities are also approved by various safety agencies to test and qualify power products to be used in medical devices. We have obtained the medical quality management systems ISO 13485 certification to support rigorous design requirements and high-quality manufacturing of our medical power systems. Our medical power products help OEMs minimize the risk of encountering unexpected development problems outside of their own areas of expertise. The typical applications for our power products in the medical and healthcare industry include portable oxygen concentrators, patient monitoring systems, pulsed lasers drivers for dental and surgical treatment, DNA sequencers, medical beds and ultrasounds. Revenues from the medical and healthcare industry accounted for approximately 3% and 11% of all revenues received from our power supply products for the years ended December 31, 2025, and 2024, respectively.

Defense and Aerospace. We offer a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, we have been providing rugged customer off-the-shelf (“COTS”) products and custom power solutions designed end-to-end for military and aerospace applications. We offer a wide variety of units designed to comply with the most demanding United States and international MIL-STDs. We believe that our military products meet all relevant military standards in accordance with the Defense Standardization Program Policies and Procedures. This includes specifications related to space, weight, output power, electromagnetic compatibility, power density and multiple output requirements, all of which we meet due to decades of experience held by our engineering teams. Certain of our products that are specifically designed, modified, configured or adapted for military systems are subject to the United States International Traffic in Arms Regulations (“ITAR”), which are administered by the U.S. Department of State. We obtain the required export licenses for any exports subject to ITAR. Our defense manufacturing facilities are compliant with the international Quality Management System standard for the AS&D AS9100.

The typical applications for our power products in the defense and aerospace industry include mobile and ground communications, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar arrays power source, tactical gyro position and navigation systems and active protection of tactical vehicles. Revenues from the defense and aerospace industry accounted for approximately 61% and 48% of all revenues received from our power supply products for the years ended December 31, 2025, and 2024, respectively.

Industrial and Telecommunications. We build products for custom and standard applications used in industrial and telecommunication markets and set the standard in flexibility, efficiency and reliability. Our compact, high-density and flexible power supplies and power converters allow optimal performance, boost functionality and decrease costs. Due to the breadth of our experience, our products have proven to easily meet stringent design requirements. Our industrial power solutions are designed to stand up to the extreme temperatures, input surges, vibration and shock found through uses such as industrial automation, material handling, industrial lasers, robotics, agriculture, oil, and gas, mining and outdoor applications. Our technology is designed for superior thermal management, reliability, electromagnetic interference (“EMI”) and electromagnetic compatibility (“EMC”) specifications and power density, with rugged performance that is typically unavailable in standard power supplies. The typical applications for our power products in the industrial and telecommunications industry include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, datacenter computing and turbomachinery control solutions. Revenues from the industrial and telecommunications industry accounted for approximately 36% and 41% of all revenues received from our power supply products for the years ended December 31, 2025, and 2024, respectively.

EV Charging Products

At TOG Technologies we provide EV drivers and site hosts with convenient, reliable, and high-speed charging solutions. TOGT designs, manufactures, resells, owns, operates, and supplies Level 2 AC and DCFC equipment for residential, commercial, and fleet applications. Our Level 2 charging systems are deployed at single-family homes, multi-family residences, hospitality and healthcare facilities, retail properties, municipalities, schools, workplaces, and fleet depots. Our DCFC systems are designed for high-traffic urban, suburban, corridor, destination, and fleet locations, where rapid charging and high utilization are essential.

Leveraging more than 50 years of experience in high-performance power conversion, TOGT develops charging hardware and software solutions that address the expected global expansion of EV infrastructure, and the increasing energy demands of battery-electric vehicles. Our innovative DCFC platforms can deliver an approximately full charge to a 250-mile range EV battery in roughly 35 minutes, depending on vehicle specifications.

We offer a comprehensive portfolio of networked EV charging products, including Level 2 AC chargers supporting the SAE J1772 standard, and DCFC systems compatible with the North American Combined Charging System Type 1 (“CCS1”), the SAE J3400 North America Charging Standard (“NACS”), and the CHArge de MOve (“CHAdeMO”) standard used in certain Japanese-manufactured EVs. Our chargers are supported by a cloud-based charging station management system (“CSMS”) that operates, monitors, and manages charging infrastructure, enabling remote diagnostics, charging data collection, access control, and payment processing.

We expect demand for EV charging infrastructure to grow as the demand for EV charging infrastructure increases from fleet operators and municipalities in addition to utilities enhance grid capabilities. TOGT intends to generate revenue primarily through sales of networked charging hardware and recurring subscription fees for TOG Network Services, which include charger connectivity, software features, authentication, energy billing, and site-host management tools. Access to the TOG Network is available through each networked commercial charging port, and optional extended-warranty coverage is billed annually. Based on current projections, we anticipate that recurring subscription-based revenue from TOG Network Services and extended warranties will reach parity with one-time commercial charger hardware sales (including EV700, EVP700, EV1100, and EVP1900 models) after approximately five years. TOGT also offers a charger-as-a-service (“CaaS”) model in which customers receive hardware bundled with TOG Network access.

With a shared mission to do our part to fight climate change, our team strives to bring to established and emerging markets innovative solutions that provide value for the company and our shareholders. We provide green energy services to homeowners, business partners, and EV drivers, leveraging our highly efficient, flexible, and software-managed technologies to meet their needs for reliable and customized energy saving services. We benefit from newer technologies and by learning from the experience of our competition to offer smarter and better products and services to our markets. During the years ended December 31, 2025, and 2024, approximately 17% and 8%, respectively of our revenues, were generated from the Company’s EV charging products, all of which were sold to customers located in North America.

Power electronics and EV charging products and services renderings:

Our Growth Strategies

We sell our power systems and EV charging solutions through custom, value-added and standard hardware sales, engineering services, recurring network subscriptions, extended warranty offerings, and related services. Our strategy is to continue expanding our core advanced power electronics business while supporting long-term growth through selective expansion of our EV charging products and network services. We intend to optimize our operating model by combining high-performance technology, differentiated engineering, and competitive pricing with customer-focused business models that support recurring revenue streams.

Key elements of our growth strategy include:

•	Expand Power Electronics Capabilities in Core Markets. Our primary growth focus is to continue advancing our custom and integrated power electronic solutions across defense, aerospace, medical, industrial, telecommunications, and other mission-critical markets. We plan to invest in new product architectures, higher-density power conversion, software-managed controls, ruggedized electronics, and advanced form-factor designs to meet the evolving requirements of these customers. Our goal is to deepen our role as a trusted supplier of high-reliability power systems for harsh and demanding operating environments, including programs requiring long service life, precision performance, and military-grade durability.

•	Increase Market Penetration with Existing and New Customers. We intend to grow revenue within our established customer base by expanding power system deployment across additional platforms, applications, and programs. We also expect new opportunities through emerging defense, medical, and industrial projects that require customized solutions, higher efficiency, and improved power density. Our direct sales teams and strategic partner channels will continue to pursue long-term supply relationships with OEMs, defense contractors, and system integrators.

•	Strengthen Recurring Revenue Opportunities. As we expand our installed base of custom and integrated power systems, we plan to increase recurring revenues through replacement units, system upgrades, firmware updates, value-added engineering support, and long-term service agreements. We believe our technology roadmap and long-standing customer relationships create opportunities for multi-year supply and support arrangements.

•	Develop and Expand Strategic Partnerships. We intend to continue providing reliable, feature-rich power electronic solutions to our existing customers while developing and offering new advanced power products to address evolving market needs. In parallel, we will continue forming strategic partnerships that support deployment of our EV charging infrastructure and expand our market reach. Our agreements span a broad range of sectors, including construction and infrastructure service providers, large commercial fleet operators, hospitality networks, national accounts integrators, regional transportation organizations, municipalities, engineering and consulting firms, solar energy installers, universities, public school districts, car rental operators, and automotive dealerships. These partnerships support site development, product installation, and broader adoption of our charging hardware and network services.

•	Continue to Expand Our EV Charging Products and Network Services. While our core focus remains power electronics, we intend to continue scaling our EV charging hardware and software offerings to meet growing e-Mobility demand. We plan to expand our portfolio of Level 2 chargers and DCFC systems, supported by our cloud-based management platform, TOG Network Services. This includes charger connectivity, authentication, billing, diagnostics, energy management, and fleet solutions. We may also deploy a charger-as-a-service (“CaaS”) model that bundles hardware with subscription-based network access.

•	Cooperative and Turnkey Site-Host Programs. For select EV charging locations, we may partner directly with commercial property owners under a cooperative revenue-sharing model. In these cases, we fund, install, and operate the charging systems while retaining a majority of the revenue generated from charging sessions for a contracted period. We seek to offset capital costs through rebates, grant programs, sale of carbon credits, and energy revenue where applicable.

•	Strategic Acquisitions and Investments. We may pursue acquisitions or investments that expand our technical capabilities, customer base, geographic reach, or product offerings. Potential targets may include power electronics businesses, technology assets, infrastructure partners, or software platforms that align with our core competencies and growth objectives.

Sales and Markets

We sell and market our products through a variety of sales channels. Our direct sales groups are dedicated to developing commercial and fleet sales in well-defined customer segments in specific geographic regions. Our channel partners, which include independent manufacturer representatives and distributors, focus on e-commerce and business-to-business sales. Our sales and marketing efforts target specific verticals and territories that we believe will have the highest demand for EV charging solutions including EV charging hardware, engineering planning, and charging management solutions over the forthcoming five-to-ten-year period. Our segment-based sales strategy focuses on regional priorities where demand is highest, strategic partnerships in commercial real estate development and business development projects that provide ongoing revenue to EV owners.

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

Revenues of approximately $6.0 million and $4.5 million or 83% and 92%, of total revenues were attributable to power electronics products under various OEM agreements for the years ended December 31, 2025, and 2024, respectively. Three customers accounted for more than 10% of our total revenues for the year ended 2025 and one customer accounted for more than 10% for the year ended 2024.

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

When required, we modify standard products to meet specific customer requirements. Such modifications include, but are not limited to, redesigning commercial products to meet MIL-STD requirements for military applications based on COTS products and to meet other customized product requirements. We continually seek to improve our product power density, adaptability and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC controlled digital signal processors, customized firmware and improved Electromagnetic Interference filtering(“EMI”) .. We also continue to attempt to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio through our engineering integrating laboratory located in California.

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

Product design and development expenditures were approximately $0.4 million for the years ended December 31, 2025, and 2024.

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

Electric shock fire, and personal injury hazards are key safety considerations for all EV charging systems and are addressed by applicable industry standards. TOG designs its EVSE products in accordance with these standards to mitigate such risks. To assure the safety of our charging equipment, we comply with applicable regulatory and industry standards and have implemented crucial design requirements across our EVSE products. These requirements address, among other things, the construction of exterior and interior components, protection against electric shock, insulation coordination, electromagnetic compatibility, charging control systems.

To ensure the safety of our charging equipment, we comply with applicable regulatory and industry standards and have implemented critical design requirements across our EVSE products. These requirements address, among other things, the construction of exterior and interior components, protection against electric shock, insulation coordination, electromagnetic compatibility, and charging control systems.

Competitive Strengths and Competition

We offer highly engineered, feature-rich, high-grade power conversion and power system solutions on a global scale. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

•	Custom-Made Products. We have designed our base model power system platform so that it can be quickly and economically adapted to the specific power needs of any hosting platform or OEM, which minimizes the time between customer consultation and delivery of the products.

•	Specialized Technical Expertise. We benefit from more than 50 years of expertise in power technologies and energy management. This has given us a wealth of experience in designing and manufacturing AC/DC power conversion solutions and positions us to benefit from the ongoing transformation towards eMobility with smarter and greener EV charging infrastructure solutions.

•	Diverse Product and Customer Base and Revenue Streams. We have a diverse power supply product and customer base. With our growing EV charging solution segment, we will receive additional revenue streams through a range of different sources such as energy sales, hardware sales, network management services, advertising sales and energy services. We will also offer customers a variety of business model options, particularly with respect to our EV charging solution installation and maintenance services.

•	Minimal Non-Recurring Engineering Expenses. Our ability to efficiently adapt our base-model power system platforms to develop customized products for specific customer requirements generally results in limited non-recurring engineering (“NRE”) costs. We typically charge customers a modest NRE fee to partially offset development costs; however, our business model is primarily focused on generating revenue from the ongoing manufacture and sale of the products we develop, rather than from NRE activities.

•	Emphasis on Product Design Development Efforts. We have strategically deployed engineering groups around the world to facilitate communication with and access to our global customer base and manufacturing facilities. This enables us to develop cutting-edge products to support highly complex and evolving markets such as eMobility, cloud computing, military and aerospace.

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

Growth in the North American market has primarily been driven by a subset of companies including Tesla, ChargePoint, Blink Charging, EVGO, Electrify America, and Sema Connect. These companies primarily focus on the growth of public open network charging solutions but are increasingly diversifying into commercial and residential closed network sales. The EVSE competitive market is fragmented and not necessarily aligned with the EV needs of tomorrow. As EVSE charging standards are established and the market is consolidated, we expect that the competitive landscape will favor our approach to market segmentation, strategic partnerships and product development. EV driver charging behavior indicates that residential and commercial closed network charging are the areas with the most potential for growth, as an estimated of 85% of EV drivers charge at home or at work.

The competitive landscape for closed network residential EVSE sales can be found in the ecommerce segment, where there are several product and class competitors that vary in size and market reach. This segment is primarily driven by purchasing decisions that are dictated by price, consumer reviews and product features. Competitors will likely consolidate in the future to establish larger open charging networks, cooperative relationships with OEMs, and other EVSE product-based companies. As new alliances emerge in the market, EVSE manufactures that have greater market share, access to more dynamic and user-friendly software and hardware will put us at a competitive disadvantage. If we are slow to adapt to changing market conditions and EV innovations our growth will be limited or curtailed, which would negatively affect our ability to scale business and operations.

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

We have a registered our trademarks with the United States Patent and Trademark Office for our brand name “TURNONGREEN” and for our brand names “DP Digital Power” “DP Digital Power Flexible Power Solutions” among some other trademarks names which we also registered with the World Intellectual Property Organization (WIPO) – Madrid System.

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

Compliance with Material Government (Including Environmental) Regulations

Our businesses are heavily regulated in many of the markets in which it operates. TurnOnGreen develop and supplies power electronics products primarily used for power conversion. As a result, TurnOnGreen must comply with numerous standards governing electronic safety designed to protect the health of humans and animals. TurnOnGreen serves diverse markets including automotive, defense and aerospace, medical and healthcare, industrial and telecommunications, each of which is subject to its own set safety regulations and standards.

Environmental Matters. We are subject to various federal, state, local, and non-U.S. laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, disposal, and remediation of hazardous substances and wastes. TurnOnGreen continually assesses its compliance status and environmental management practices to ensure its operations comply with applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and site management are a normal and recurring part of our operations.

Government Contracts. The U.S. Government, and other governments, may terminate any of our government contracts at their convenience, or for default based on a failure to meet specified performance requirements. If any of our U.S. Government or foreign government contracts were terminated for convenience, we would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If a government contract were terminated for breach or default, the U.S. Government or foreign government would generally pay only for work that has been accepted and may require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government or foreign government may also hold us liable for damages resulting from the default.

Medical Device Power Supplies. Our medical power supplies must incorporate one or more means of protection (“MOP”) to prevent electrical shock. A MOP may include safety insulation, protective earth, defined creepage distance, air gaps (clearance), or other protective impedances. These protections may be used in various combinations such that if one protection fails, another remains in place. Our medical power supplies must comply with standards that distinguish between operators and patients, resulting in classifications known as “means of operator protection” and “means of patient protection.” Patient protection requirements are more stringent because patients may be physically connected to equipment through an applied part and may be unconscious when a fault occurs.

Non-U.S. Sales. Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies, including regulations relating to import and export controls, tariffs, foreign investment, exchange controls, anti-corruption laws, and the repatriation of earnings. Non-U.S. sales are also subject to currency, political, and economic risks.

 Other Compliance Matters. In addition, we are subject to the local, state, national, and international laws and regulations of the jurisdictions in which we operate that affect companies generally, including those governing commerce, intellectual property, trade, health and safety, contracts, privacy and communications, consumer protection, web services, taxation, corporate governance, and securities laws. These laws and regulations may change over time. Unfavorable changes in existing or new laws and regulations could increase our cost of doing business and impede our growth.

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

Employee Profile

As of December 31, 2025, we have approximately eighteen full-time employees and one part-time employee, of whom two were in engineering, five in production, six in customer support, sales and marketing and six in general and administrative. Our employees are not covered by any collective bargaining agreements. We consider relations with our employees to be good.

As of December 31, 2025, approximately 22% of our current workforce is female, 78% male, and our average tenure is 9.7 years, an increase of 5% from an average tenure of 9.2 years as of December 31, 2024.

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

Backlog

As of December 31, 2025, and December 31, 2024, our backlog was approximately $6.5 million and $6.1 million, respectively. Due to the nature of our manufacturing process and customer base, we purchase and ship products to our customers without experiencing a significant backlog and recognize revenue at a point in time when control of goods are transferred.

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

Risks Related to the Company and Its Financial Condition

We have a history of annual net losses which may continue, and which may negatively impact our ability to achieve our business objectives.

As of December 31, 2025, we had cash of $0.1 million and negative working capital of $8.2 million. We have incurred recurring losses, anticipated continuing losses, and reported losses available to common shareholders for the years ended December 31, 2025, and December 31, 2024, of $2.1 million and $4.0 million, respectively. In the past, we have financed our operations principally through investment by Hyperscale, our parent company; however, there can be no assurance that Hyperscale will continue to support us. There can be no assurance that, even if our revenues increase, future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products may decrease, which would reduce our revenues and gross margins and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce, on a timely basis, new products from which we can derive additional revenues, our financial results will suffer. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of the financial statements included within this Annual Report.

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

We will need, but may be unable to obtain, funding on satisfactory terms, or at all; any financing we do obtain would dilute our shareholders and investors and could also impose burdensome financial restrictions on our business.

While we have historically relied upon cash from financing activities, we hope to generate sufficient revenues from operations to fund all of the cash requirements we need to support our business. However, it is extremely unlikely that we will be able to generate any significant cash from our operating activities in the foreseeable future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt or dividend payments if the funds we raise arise from the sale of preferred equity, which would have a material adverse effect on our business, prospects, financial condition and results of operations and we could lose our existing sources of funding and impair our ability to secure new sources of funding. You should not assume that Hyperscale will support us financially in the future. There can be no assurance that we will be able to generate any further investor interest in our securities or other types of funding, in which case you would likely lose the entirety of the value of your shares.

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

There can be no assurance of successful expansion of operations.

Our increase in the scope and scale of our operations, including the hiring of additional personnel, has resulted in substantially higher operating expenses, and we expect our operating expenses to continue to increase. Expansion of our operations may place significant demands on our management, financial resources, and internal systems. Our ability to manage anticipated future growth will depend on the expansion of its accounting and internal management systems and the implementation and improvement of systems, procedures, and controls. We cannot assure you that significant problems will not arise in these areas. Failure to expand and improve these systems, procedures, and controls efficiently and at a pace consistent with our business growth could have a material adverse effect on our business, financial condition, and results of operations. Additionally, we cannot assure you that our efforts to expand marketing, sales, manufacturing, and customer support will generate additional sales or profitability in future periods.

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

A relatively small number of commercial customers and OEM partners account for a substantial portion of our revenue. Our operating results and projections are therefore dependent on our performance under commercial agreements with customers in the defense and aerospace, medical and healthcare, industrial, and telecommunications sectors. We expect that a majority of our revenue, excluding our eMobility market, will continue to be derived from a concentrated group of customers and OEM partners. In addition, we do not expect a significant portion of our near-term revenue to be generated from our eMobility market. As a result, our business remains subject to risks associated with customer concentration, including the loss of, or reduction in demand from, any of these key customers or partners, as well as risks related to the industries and markets in which they operate. Furthermore, our growth strategy depends, in part, on our ability to diversify and expand our customer and OEM partner base. If we are unable to attract a broader range of customers and partners, our business, results of operations, and financial condition could be adversely affected.

If our major OEM customers reduce or cancel their orders or scale back their operations, our revenues could be significantly reduced. In addition, shifts in the capital spending priorities of certain of these customers toward new network elements have resulted, and may continue to result, in reduced demand for our products, which could have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers deteriorates, or if they experience difficulty obtaining financing or investment capital, our revenues could decline substantially. Because we are dependent on the electronic equipment industry, our business is also subject to the impact of general economic conditions affecting that industry.

Substantially all of our customers operate in the electronic equipment industry, which is characterized by rapid technological change, product obsolescence, and significant fluctuations in demand. This industry is also highly competitive and subject to volatility. OEMs serving this industry face ongoing pressure to improve product performance while reducing costs. These pressures are often passed on to suppliers, including us, resulting in demands for enhanced product performance and lower pricing. Such demands may adversely affect our ability to compete effectively in certain markets and may negatively impact our gross margins.

We anticipate growing international sales for a portion of our revenues, for which there can be no assurance.

Sales to customers outside of North America accounted for 6%, and 2% of revenues for the years ended December 31, 2025, and 2024, respectively, and we expect that international sales will represent an increasing portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable and currency restrictions.

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

If we lose the services of Amos Kohn, our Chief Executive Officer and Chief Financial Officer, Marcus Charuvastra, our President and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We may enter into employment agreements new employment agreement with Mr. Kohn, Mr. Charuvastra and additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

We rely a on foreign third-party manufacturers and component suppliers located in China, Taiwan, Israel, and other countries. The U.S. government has taken actions that may result in changes to U.S. and international trade policies. In April 2025, the U.S. government announced tariffs on imports from China that may reach a combined total rate of up to at least 145%, including the 20% tariff implemented in February 2025. Tariffs of 10% were also imposed on imports from Taiwan and Israel. If maintained or expanded to additional countries, tariffs and potential trade disputes with China or other countries could increase our costs of revenue and operating expenses. The extent and duration of tariffs, and their impact on economic conditions and our business, remain uncertain.

Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to climate change, earthquake, flood, other natural catastrophic events, public health crises or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have operations, suppliers and customers located in the U.S., China and Israel. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as the United States’ and Israeli military actions taken against Iran and its reverberations, Russia’s invasion of Ukraine, terrorism, public health crises, fire, earthquake, volcanic eruptions, drought, storms, sea-level rise, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters; and certain of these events may become more frequent or intense as ma result of climate change. Such disruption could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.

Changes in government incentives, emissions and fuel economy standards, and other regulatory policies may negatively impact the EV market and demand for our products and services.

The market for EVs is influenced by a range of regulatory and policy factors, including government rebates, tax credits, infrastructure incentives, emissions standards, fuel economy standards, and other measures intended to encourage the adoption of EVs and related charging infrastructure. Changes to, reductions in, or the elimination of such incentives, standards, mandates, or other supportive policies at the federal, state, or international level could reduce consumer demand for EVs and EV charging infrastructure. In addition, improvements in the fuel efficiency, cost, or performance of internal combustion engine vehicles or other alternative fuel technologies could reduce the relative attractiveness of EVs. The regulatory environment remains subject to change, including as a result of legislative, administrative, or political developments. If demand for EVs or EV charging infrastructure declines or grows more slowly than expected as a result of these factors, our business, results of operations, financial condition, and prospects could be materially adversely affected.

The EV market is influenced by government incentives, regulatory policies, and political priorities, and changes to such programs or policies could adversely affect demand for our products and services.

The market for electric vehicles (“EVs”) and EV charging infrastructure has historically benefited from government incentives, including tax credits, rebates, grants, and other financial support programs at the federal, state, and local levels, as well as from regulatory policies and mandates intended to encourage electrification. These incentives and policies have reduced the effective cost of EVs and charging infrastructure and have contributed to the growth of the EV market.

However, these programs and policies are subject to change, reduction, or elimination as a result of legislative, regulatory, or administrative actions, including changes in political priorities across administrations. For example, government authorities may reduce or eliminate tax credits, grants, or other incentives supporting EV adoption or charging infrastructure deployment, delay or weaken emissions or electrification mandates, or prioritize alternative technologies or energy policies. Any such changes could reduce consumer and commercial demand for EVs and related infrastructure.

In addition, certain of our revenues may be derived from regulatory credit programs or other government-supported mechanisms. Changes to, or the elimination of, such programs could adversely affect our ability to generate such revenue.

Because the EV market remains dependent, in part, on continued regulatory support and favorable policy environments, any reduction in incentives, changes in regulatory frameworks, or shifts in government priorities could slow the growth of the EV market. If demand for EVs or EV charging infrastructure declines or grows more slowly than expected, our business, results of operations, financial condition, and prospects could be materially adversely affected.

The growth of the EV charging market depends on the development of adequate charging infrastructure, which is subject to significant uncertainty and requires substantial investment.

The size, composition, and geographic distribution of the EV charging network will depend on a number of evolving factors, including the rate of EV adoption, consumer charging preferences, the availability of residential and workplace charging, and differences across urban, suburban, and rural markets. As a result, the development of charging infrastructure may not occur at the pace or scale required to support widespread EV adoption.

In addition, the buildout of charging infrastructure requires significant capital investment, including investment in publicly accessible fast charging, Level 2 charging, and private residential charging. The level and timing of such investment remain uncertain and may vary based on economic conditions, technology developments, and policy support.

Furthermore, the expansion of EV infrastructure depends on the availability of sufficient electric grid capacity, energy generation, and distribution systems. If federal, state, or local governments, utilities, or private sector participants do not make adequate investments in these areas, the growth of EV adoption and charging infrastructure could be constrained.

If the development of EV charging infrastructure, grid capacity, or related investments does not meet market needs, demand for our products and services could be adversely affected, which could have a materially and adversely impact on our business, results of operations, and financial condition.

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

We are in a highly competitive EV charging services industry and there can be no assurance that we will be able to compete with many of our competitors, which are larger and have greater financial resources.

We face strong competition from other EV charging providers, some of whom may be able to duplicate aspects of our business model. Many competitors have substantially greater financial, marketing, and development resources than us. In addition, barriers to entry in certain segments of the EV charging services market are relatively low. As a result, competitors may independently develop services that are substantially equivalent or superior to their services. Therefore, an investment in our company is very risky and speculative due to the competitive environment.

Our competitors may also provide customers with greater capabilities or benefits in areas such as technical qualifications, past contract performance, geographic presence, and pricing. Furthermore, competitors with greater resources may develop competing technologies, secure broader contracts, or recruit our employees by offering more attractive compensation packages.

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

As of December 31, 2025, Hyperscale beneficially owned approximately 27 million shares of our common stock and approximately 33.5 million through its ownership of shares of our Series A Preferred Stock (the “Preferred Stock”). The Preferred Stock is subject to a 19.9% beneficial ownership limitation, representing approximately 17% of the combined voting power of our outstanding common stock. For so long as Hyperscale beneficially owns shares of our common stock representing a significant percentage of the votes entitled to be cast by the holders of outstanding common stock, Hyperscale may be able to elect all of the members of our board of directors. For so long as any of the shares of Preferred Stock remains issued and outstanding, Hyperscale has the ability to appoint a number of directors equal to its percentage of beneficial ownership of our common stock.

It should be noted that Hyperscale does not require beneficial ownership amounting to an outright majority to control or very strongly influence any of matter placed before our shareholders, in part because many shareholders would not attend, whether in person or not, any of our shareholder meetings(s). If Hyperscale does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. Hyperscale’s voting control may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. Hyperscale is not prohibited from selling a controlling interest in us to a third party and may do so without your or our approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Hyperscale did not maintain significant voting control over us.

Hyperscale’s interests and objectives as a shareholder may not align with, or may even directly conflict with, our or your interests and objectives as a shareholder. For example, Hyperscale may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on Hyperscale as a company, independent of us. In such instances, Hyperscale may exercise its significant control over us in a way that is beneficial to Hyperscale, and you will not be able to affect the outcome so long as Hyperscale continues to hold a controlling interest of our company, despite not beneficially owning a majority of the outstanding shares entitled to vote.

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

Risks Relating to Ownership of Our Common Stock

An active, liquid trading market for our common stock does not currently exist and may not develop after within the foreseeable future, if at all, and as a result, you may not be able to sell your common stock at a favorable price, or at all.

An extremely limited trading market exists for our common stock on the Pink Open Market (Current Information). No assurance can be given as to the following:

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

There has been no public market for our capital stock other than on the Pink Open Market (Current Information). Given the limited history of sales and the lack of publicly available information about our business, financing and financial results available, among other factors, this information may have little or no relation to broader market demand for our common stock and thus the price of our common stock. As a result, you should not rely on these historical sales prices as they may differ materially from subsequent prices of our common stock.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could depress the trading price of our common stock.

If we or our shareholders sell substantial amounts of our shares of common stock in the public market or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

As of the date of this Annual Report, we have 2,000,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock authorized. As of March 30, 2026, we had 183,983,122 shares of common stock outstanding. Of these shares, 169,808,311 shares of common stock are currently held by unaffiliated shareholders. However, these figures do not take into account issuances of common stock that we may make upon conversion of Hyperscale’s preferred stock, nor does it account for any other shares that may be issued.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, we may issue such shares in the future.

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

Based on the results of management’s testing, management concluded that the previously identified material weakness related to inventory, revenue recognition, accounts receivable, complex financial instruments and fair value estimates were remediated as of December 31, 2025.

Management has identified the following material weakness which caused management to conclude that as of December 31, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Management evaluated the impact of our failure to have segregation of duties and concluded that the control deficiency represented a material weakness.

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

If suppliers or subcontractors cannot provide their products or services on time or to our specifications, we may not be able to meet the demand for our products, and our delivery times may be negatively affected. In addition, we cannot directly control the quality of the products and services provided by third parties. In order to expand revenue, we likely will need to identify and qualify new suppliers and subcontractors to supplant or replace existing suppliers and subcontractors, which may be a time-consuming and expensive process. In addition, any qualification of new suppliers may require customers of our products utilizing products and services from new suppliers and service providers to undergo a re-qualification process. Such circumstances likely would lead to disruptions in our production, increased manufacturing costs, delays in shipping to our customers, and/or increases in prices paid to third parties for products and services.

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

We are dependent on information technology in our operations, and the failure of such technology may adversely affect our business. Potential security breaches of our information technology systems, including cyber-attacks, could lead to liability or could damage our reputation and financial results.

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

We compete with companies that may offer similar or competing products and that have significantly greater financial, technical, marketing, and distribution resources than we do. These competitors may be able to develop and introduce new products more quickly, expand into new markets more effectively, and devote greater resources to sales and marketing efforts. In addition, larger competitors may seek to maintain or expand market share through aggressive pricing strategies, including discounted pricing, which we may be unable to match. Existing or new competitors may also develop products or technologies with superior performance, features, or cost advantages.

If we are unable to compete effectively, including by developing and commercializing innovative, cost-effective products on a timely basis, our competitive position, revenues, and results of operations could be materially adversely affected.

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

If we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Information Security Program

Our information security organization safeguards the confidentiality, integrity, and availability of our systems, services, and data. We employ internal and external security and technology professionals and continue to invest in resources to address evolving cybersecurity threats. Oversight of our cybersecurity program is provided by designated management personnel and, where appropriate, reported to our board of directors or relevant committees.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program designed to identify, assess, and manage risks to our critical systems, data, and operations. Our program incorporates elements of recognized industry frameworks, including guidance from the National Institute of Standards and Technology (“NIST”), which we use as a reference in evaluating and enhancing our cybersecurity practices.

Our cybersecurity risk management processes include:

•	Risk Identification: Ongoing identification of potential cybersecurity threats across our systems, operations, personnel, and third-party service providers, informed by threat intelligence and industry trends.

•	Risk Assessment: Periodic evaluation of our exposure to identified risks and the effectiveness of existing controls.

•	Risk Mitigation and Response: Implementation of security measures and remediation plans to address identified risks, including tracking and resolution of vulnerabilities.

We also consider cybersecurity risks associated with third-party vendors and service providers as part of our overall risk management framework.

To date, cybersecurity risks have not materially affected our business strategy, results of operations, or financial condition. However, due to the evolving nature of cybersecurity threats, we may in the future experience incidents that could materially adversely affect our business, results of operations, or financial condition.

Cybersecurity Governance

Management is responsible for the Company’s cybersecurity risk management program including the identification, assessment, mitigation, and remediation of cybersecurity risks. Oversight of the Company’s cybersecurity program is led by the CEO, who is responsible for cybersecurity strategy, policies, standards, architecture, and processes.

The Company’s board of directors has oversight responsibility for cybersecurity risk and receives periodic reports from the CEO regarding cybersecurity risks, threat trends, and initiatives to strengthen the Company’s information security systems. The board of directors is also informed of material cybersecurity incidents in accordance with the Company’s incident response procedures and receives updates, as appropriate, on incidents that may have a lesser impact.

The Company maintains a cybersecurity incident response plan designed to facilitate timely identification, escalation, and management of cybersecurity incidents. In addition, the Company provides regular cybersecurity and data protection training to its employees, covering topics such as phishing, social engineering, password security, protection of confidential information, and secure use of company systems. These programs are intended to promote awareness of cybersecurity risks and reinforce the importance of timely reporting of potential incidents

ITEM 2. PROPERTIES

Our principal business and corporate address is 2030 Ringwood Ave, San Jose, CA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Open Market (Current Information), operated by OTC Markets Group Inc., under the symbol TOG. The last reported sale price for our common stock, as quoted on the Pink Open Market, was $0.0280 on March 30, 2026.  Quotes of stock trading prices on any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We have never declared or paid dividends on our common stock and do not anticipate paying dividends on our common stock at any time in the foreseeable future. The terms of our series A preferred stock will prohibit us from paying dividends on all classes of stock junior to such stock (including our common stock) while shares of our series A preferred stock remain outstanding.

Holders

As of March 30, 2026, there were 190 shareholders of record of our common stock based upon the records of the shareholders provided by our transfer agent. Our transfer agent is Computershare, Inc. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2023, the Company held a special meeting of shareholders, and the shareholders voted and approved the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of the date of this Annual Report, no shares had been issued under the plan.

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

Plan of Operations

We are an emerging power electronics company that design and manufacture premium power solutions and EV charging infrastructure. Through our wholly owned subsidiaries Digital Power Corporation (‘DPC”) and TOG Technologies Inc. (“TOGT”), we design, develop, manufacture and sell highly engineered, feature-rich, high-grade-power conversion and power system solutions to diverse industries and markets including e-Mobility, medical, military, telecommunications, and industrial as well as design and provide a line of advanced EV charging solutions. Through DPC, we provide solutions which leverage a combination of low leakage power emissions, very high-power density with power efficiency, flexible design leveraging customized firmware and short time to market. Our designed and manufactured, highly engineered, precision power conversion and control solutions serve mission-critical applications and processes. Through TOGT, we market and sell a line of scalable EV residential, commercial and ultra-fast charging products and comprehensive charging management software and network services. The business represents a natural outgrowth from our proprietary core power technologies to optimizing the design and performance of EV charging solutions.

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

➢        Our ability to provide our products and systems on a timely basis relies heavily on obtaining essential electronic components used not only in our products but also in our customers' products. As an electronics technology original design manufacturer (“ODM”) and original equipment design manufacturer (“OEM”), we continue to face significant challenges in producing some of our products due to shortages and delays in electronic components and raw materials. Various factor, heightened demand for electronics, and disruptions in the supply chain, have led to a widespread scarcity of these crucial materials. Some of our customers face similar challenges, affecting their demand for our products promptly.

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

➢ Global manufacturing operations continue to be affected by geopolitical tensions, supply chain constraints, and cost volatility. While certain supply chain disruptions, including semiconductor shortages, have moderated, availability of critical electronic components, including power semiconductors and specialized chips, remains constrained in certain markets, and lead times and pricing continue to fluctuate. In addition, global demand for materials used in electrification and advanced technologies, including lithium, copper, and rare earth elements, remains elevated. This demand, combined with geopolitical developments, trade restrictions, and resource concentration in certain regions, has contributed to ongoing price volatility and supply uncertainty. These factors have resulted in increased costs and procurement challenges across our supply chain, and such conditions may persist or worsen. Increases in material costs, component pricing, transportation expenses, and supplier pricing pressures could adversely affect our margins and ability to meet customer demand in a timely and cost-effective manner.

 ➢        To date, our operations were financed principally through investments by Hyperscale and took advantage of Hyperscale’s size and purchasing power in procuring goods, technology, and services, including insurance, employee benefit support and audit, and other professional services. However, we may not have access to Hyperscale’s financial and other resources in the future.

 Results of Operations

for the Years Ended December 31, 2025, and 2024

	2025	2024	Change ($)	Change (%)
Revenue	$7,228,000	$4,912,000	$2,316,000	47%
Cost of revenue	3,909,000	2,790,000	1,119,000	40%
Gross profit	3,319,000	2,122,000	1,197,000	56%
Operating expenses:
General and administrative	3,598,000	3,610,000	(12,000)	0%
Selling and marketing	1,055,000	1,293,000	(238,000)	(18)%
Write off EV Assets	-	763,000	(763,000)	(100)%
Total operating expenses	4,653,000	5,666,000	(1,013,000)	(18)%
Operating loss	(1,334,000)	(3,544,000)	2,210,000	62%
Other expense:
Interest expense, related party	583,000	368,000	215,000	(58)%
Interest expense	158,000	56,000	102,000	(182)%
Change in fair value of embedded derivative liabilities	36,000	-	36,000	(100)%
Total other expense	777,000	424,000	353,000	(50)%
Loss before income taxes	(2,111,000)	(3,968,000)	1,857,000	47%
Income tax provision	2,000	5,000	(3,000)
Net loss	(2,113,000)	(3,973,000)

Revenue and Gross Profit

For the year ended December 31, 2025, we had increased revenues of $2,316,000 and increased gross profits of $1,197,000 compared to the year ended December 31, 2024, primarily due to a new defense customer that contributed $1,107,000 new sales and, increased sales of $729,000 from one of our existing defense industry customers and $729,000 increased sales from two of our commercial and telecom customers, somewhat offset by decreased sales of $229,000 from one of medical customers during the year ended December 31, 2025. The increase in gross profit during the year ended December 31, 2025, was negatively impacted by increased costs for components sourced from China and related tariffs.

Net Loss and Operating Expenses

During the year ended December 31, 2025, our net loss before income tax provision decreased $1,857,000 from the year ended December 31, 2024. During the year ended December 31, 2025, our gross profit increased $1,197,000 as described above, our selling and marketing expenses decreased $238,000 and overhead allocation decreased $213,000 and the write off EV related assets in the prior year of $763,000. Somewhat offsetting these increases, we recognized increased interest expense of $317,000 and increased salaries and benefits expenses of $156,000.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and has not generated sufficient cash flows from operations. We expect to continue incurring operating and net losses until we achieve significant product deliveries. Historically, the Company has been funded primarily by its parent and that is expected to continue. Recently, the Company has also begun to receive funding from external investors. Despite these sources of capital, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and working capital needs primarily through the sale of equity securities, supplemented by additional financing sources, including term notes, until such time as operating cash flows are sufficient to support its working capital requirements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may be necessary if the Company is unable to continue as a going concern. As of February 28, 2026, the Company had cash and cash equivalents of approximately $0.4 million and negative working capital of approximately $8.6 million.

Securities Purchase Agreement

On October 29, 2025, the Company entered into a Securities Purchase Agreement with SJC Lending LLC, pursuant to which the Company agreed to sell to SJC convertible promissory notes in the aggregate principal amount of up to $ 1,650,000 for a total purchase price of up to $ 1.5 million.

The Agreement provides that the Loan shall be conducted through seven (7) separate tranche closings, provided, that SJC has the ability, exercisable in its sole discretion, to accelerate its purchases of Convertible Notes prior to the dates of the tranche closings provided for in the Agreement.

Pursuant to the Agreement, the initial tranche closing, which occurred on October 29,2025, consisted of the issuance of a Convertible Note to SJC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 12% per annum and will mature October 29, 2026. The Convertible Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the greater of (i) $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 20% discount to the Company’s lowest VWAP (as defined in the Convertible Note) of the common stock during the ten trading days immediately prior to the date of conversion into shares of common stock.

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

Supply Chain Constraints, Cost Increases, and Geopolitical Effects on Our Operations

Although the broader semiconductor supply environment has improved, we continue to experience cost increases, pricing volatility, and, in certain cases, extended lead times for components and materials used in our products. In particular, the costs of key inputs, including copper, transformers, capacitors, and other passive components, have increased, driven in part by strong demand associated with artificial intelligence infrastructure, geopolitical developments, and rising labor costs. These conditions have resulted in, and may continue to result in, supplier price increases, including recent notifications of adjustments for certain products. In addition, supply-demand imbalances and capacity constraints affecting specific components and materials may continue to create variability in availability and lead times. Further, geopolitical tensions and trade policies, including export controls, tariffs, and other regulatory actions particularly involving the United States, China, and Taiwan, and some other countries may disrupt our supply chain, limit our ability to source components from certain suppliers, increase our costs, and require us to modify our sourcing strategies. Any inability to obtain components and materials on commercially reasonable terms, or at all, as well as increases in input costs or disruptions in our supply chain, could adversely affect our production schedules, margins, and ability to meet customer demand, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Impact on Our Supply Chain

Global supply chain disruptions, including component shortages, manufacturing interruptions, increased material and product costs, extended lead times, customer order delays, and customer order cancellations, have had and could continue to have a material adverse effect on our business, financial condition, and results of operations. We depend on the timely supply of materials, services, and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from our suppliers and contract manufacturers. Global supply chain conditions in fiscal 2025 continued to be affected by geopolitical tensions, trade restrictions, export controls, inflationary pressures, and logistics disruptions. Although the global semiconductor shortage has improved compared to prior periods, shortages and extended lead times persist for certain components, including power semiconductors, specialized integrated circuits, and other critical electronic components. Increased demand driven by electrification, artificial intelligence infrastructure, and telecommunications expansion has further constrained supply. These conditions have made it more difficult for us to obtain sufficient quantities of materials on commercially reasonable terms, or at all.

We have experienced, and may continue to experience, increased costs for raw materials, including lithium, copper, and rare earth elements, as well as increased freight and logistics costs. Although cost inflation has moderated compared to prior years, costs remain elevated relative to historical levels and continue to fluctuate. Our ability to pass these increased costs on to our customers may be limited, which could adversely affect our gross margins.

Disruptions in manufacturing, delivery delays, port congestion, transportation constraints, and intermittent supplier shutdowns have resulted in additional costs, reduced availability of components, and increased variability in supply. Trade restrictions and export controls affecting semiconductors and raw materials have further contributed to supply constraints. These factors have led to fluctuations in our production levels and sales and have adversely affected our operations.

Our customers are experiencing similar supply chain challenges, which may result in delays in their production schedules, extended delivery timelines, or cancellations of orders they have placed with us. In addition, changes in customer demand, including a shift toward more customized solutions, have increased operational complexity and may adversely affect our ability to efficiently plan production and manage inventory.

Ongoing supply chain challenges, component shortages, and increased logistics costs have adversely affected our gross margins in fiscal 2025 and prior periods, and we expect that our gross margins may continue to be adversely affected by increased material costs and freight and logistics expenses for the foreseeable future. Further, any sustained slowdown in demand for electronic systems used in our customers’ products, including in industrial, telecommunications, and electric vehicle markets, could adversely affect our business, financial condition, and results of operations.

These adverse impacts on our supply chain could limit our ability to manufacture and deliver our products in a timely and cost-effective manner and could materially adversely affect our business, financial condition, and results of operations.

We have implemented measures intended to mitigate these risks, including supplier diversification, alternative sourcing, product redesign, inventory management initiatives, manufacturing partner optimization, and pricing adjustments. However, these measures may not be effective, and there can be no assurance that they will be sufficient to offset the impact of current or future supply chain disruptions and revenue fluctuations affecting us and our customers.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

TurnOnGreen, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TurnOnGreen, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flow for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting for income taxes as a result of the adoption of Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, as described in Note 2 and 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021. (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

TurnOnGreen, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the impact of the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Note 2 and 14 to the consolidated financial statements, the accompanying consolidated balance sheet of TurnOnGreen, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the ASU 2023-09, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flow for the year in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to ASU 2023-09 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

New York, NY

April 23, 2025

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,000	$27,000
Accounts receivable	1,434,000	730,000
Inventories	984,000	890,000
Prepaid expenses	90,000	107,000
TOTAL CURRENT ASSETS	2,573,000	1,754,000

Property and equipment, net	159,000	154,000
Right-of-use assets	45,000	567,000
Other noncurrent assets	450,000	270,000
TOTAL ASSETS	$3,227,000	$2,745,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,312,000	$1,376,000
Convertible notes payable	557,000	-
Lawsuit liability	1,157,000	1,122,000
Operating lease liability, current	51,000	581,000
Related party notes and advances payable	7,854,000	5,185,000
TOTAL CURRENT LIABILITIES	10,931,000	8,264,000

LONG TERM LIABILITIES
Operating lease liability, non-current	-	50,000
Other long term liabilities	138,000	163,000
TOTAL LIABILITIES	11,069,000	8,477,000

COMMITMENTS AND CONTINGENCIES (NOTE 16)
CONVERTIBLE REDEEMABLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of December 31, 2025 and December 31, 2024	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024: 183,983,122 shares issued and outstanding on December 31, 2025, and 183,949,923 as of December 31, 2024, respectively	184,000	184,000
Additional paid-in capital	16,174,000	16,171,000
Accumulated deficit	(49,200,000)	(47,087,000)
TOTAL SHAREHOLDERS’ DEFICIT	(32,842,000)	(30,732,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$3,227,000	$2,745,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Revenue	$7,228,000	$4,912,000
Cost of revenue	3,909,000	2,790,000
Gross profit	3,319,000	2,122,000

Operating expenses:
General and administration	3,598,000	3,610,000
Selling and marketing	1,055,000	1,293,000
Write off EV assets	-	763,000
Total operating expenses	4,653,000	5,666,000
Operating loss	(1,334,000)	(3,544,000)
Other expense:
Interest expense, related party	583,000	368,000
Interest expense	158,000	56,000
Change in fair value of embedded derivative liabilities	36,000	-
Total other expense	777,000	424,000
Loss before income taxes	(2,111,000)	(3,968,000)
Income tax provision	2,000	5,000
Net loss	$(2,113,000)	$(3,973,000)

Net loss per common share basic and diluted:	$(0.01)	$(0.02)

Weighted average common shares, basic and diluted	183,982,485	183,944,607

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	$184,000	$16,171,000	$(47,087,000)	$(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000	-	3,000
Net loss	-	-	-	(2,113,000)	(2,113,000)
Balance, December 31, 2025	183,983,122	$184,000	$16,174,000	$(49,200,000)	$(32,842,000)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2024	183,941,422	$184,000	$13,504,000	$(43,114,000)	$(29,426,000)
Common stock issued upon exercise of warrants	8,501	-	-	-	-
Preferred dividends - forgiveness	-	-	2,667,000		2,667,000
Net loss	-	-	-	(3,973,000)	(3,973,000)
Balance, December 31, 2024	183,949,923	$184,000	$16,171,000	$(47,087,000)	$(30,732,000)

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from operating activities:	2025	2024
Net loss	$(2,113,000)	$(3,973,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,000	94,000
Amortization of right-of-use assets	522,000	566,000
Amortization of debt discount	7,000	-
Write off EV assets	-	763,000
Inventory adjustment	-	270,000
Change in fair value of embedded derivative liabilities	150,000
Changes in operating assets and liabilities
Accounts receivable	(704,000)	236,000
Prepaid expenses and other assets	(144,000)	(88,000)
Inventory	(94,000)	179,000
Accounts payable	(298,000)	(85,000)
Accrued expenses and other current liabilities	269,000	(66,000)
Operating lease and other liabilities	(605,000)	(561,000)
Net cash used in operating activities	(2,954,000)	(2,665,000)

Cash flows from investing activities:
Purchase of property and equipment	(80,000)	(42,000)
Cash used in investing activities	(80,000)	(42,000)

Cash flows from financing activities:
Proceeds from related party advances, net of payments	2,669,000	2,713,000
Proceeds from warrant exercises	3,000	-
Proceeds from convertible note payable	400,000	-
Net cash provided by financing activities	3,072,000	2,713,000

Net decrease in cash and cash equivalents	38,000	6,000
Cash at beginning of period	27,000	21,000
Cash at end of period	$65,000	$27,000
Supplemental disclosures of cash flow information
Cash paid for interest	$13,000	$-
Cash paid for state income taxes	$2,000	$5,000
Non-cash investing and financing activities
Forgiveness of accrued dividends	$-	$2,667,000

The accompanying notes are an integral part of these consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. DESCRIPTION OF BUSINESS

Overview

TurnOnGreen, Inc., a Nevada corporation (“TOG”), through its wholly owned subsidiaries Digital Power Corporation (“Digital Power”) and TOG Technologies Inc. (“TOGT,” and together with Digital Power, the “Company”), is an emerging provider of premium power electronic and electric vehicle (“EV”) charging solutions. The Company designs, develops, manufactures, and sells highly engineered, feature-rich, high-grade power conversion systems and power solutions for mission-critical, life-sustaining, and lifesaving applications across a variety of sectors, particularly those operating in demanding and harsh environments. We serve a broad range of markets, including defense and aerospace, medical and healthcare, industrial applications, telecommunications, e-Mobility, and OEM solutions. Our products are highly adaptive, featuring customized firmware meticulously configured to meet the specific requirements and challenges of our customers’ applications. In addition, we provide comprehensive EV charging infrastructure and subscription-based charging network management services for residential, fleet, hospitality, workplace, healthcare, municipal, and educational environments including universities and schools.

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

Cash and Cash Equivalents

The Company’s cash is maintained in checking accounts with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2025, the Company had cash of $65,000. The Company has not experienced any losses on deposits of cash and cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2025, and December 31, 2024, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The Company retrospectively adopted ASU 2023-09 as required for the year ending December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the standard primarily expands disclosure requirements.

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Year Ended December 31,
	2025	2024
Primary Geographical Markets
North America	$6,793,000	$4,839,000
Other	435,000	73,000
Total Revenue	$7,228,000	$4,912,000

Major Goods
Power supply units	$6,025,000	$4,501,000
EV chargers	1,203,000	411,000
Total Revenue	$7,228,000	$4,912,000

Timing of Revenue Recognition
Goods transferred at a point in time	$7,151,000	$4,865,000
Revenue recognized over time	77,000	47,000
Total Revenue	$7,228,000	$4,912,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. The revenue is recognized upon completion of our related performance obligations, typically within twelve months following receipt of the customer advances. Customer advances are recorded in the accounts payable, accrued expenses and other current liabilities line of the consolidated balance sheets.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,403,000
Revenue recognized	(1,018,000)
Advances refunded	(305,000)
Balance, December 31, 2025	$205,000

The Company’s related party sales consisted of the following:

	For the Year Ended December 31,
	2025	2024
Related Party
Subsidiaries of Hyperscale	$-	$28,000

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue is derived:

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customer	Revenue
Customer A	$1,709,000	24%	$1,721,000	35%
Customer B	$1,107,000	15%	$-	-%
Customer C	$865,000	12%	$-	-%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2025 (no material financial instruments were measured at fair value on a recurring basis at December 31, 2024):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$150,000	$-	$-	$150,000

The embedded conversion feature liabilities are included in the convertible notes payable line of the consolidated balance sheets.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

The changes in Level 3 fair value hierarchy during the year ended December 31, 2025, were as follows:

	Level 3 Balance at Beginning of Year	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Year
Embedded conversion feature liabilities	$-	$36,000	$-	$114,000	$150,000

6. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	Trade Receivables	Percentage of	Total Receivables	Percentage of
	by Major	Total Trade	by Major	Total Trade
	Customer	Receivables	Customer	Receivables
Customer A	$501,000	35%	$346,000	47%
Customer B	$244,000	17%	-	-%
Customer C	$-	-%	$91,000	12%

Related party receivables

As of December 31, 2025, and 2024, the Company had related party receivables of $- and $17,000, respectively.

 7. WRITE OFF EV-RELATED ASSETS

During the year ended December 31, 2024, the Company performed a review of the carrying value of assets associated with its EV charging business based on current demand trends and sales activity. As a result of this assessment, the Company recorded a write-off of approximately $763,000 related primarily to certain prepaid and fixed assets.

8. PROPERTY AND EQUIPMENT

As of December 31, 2025, and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$648,000	$648,000
Leasehold improvements, furniture and equipment	304,000	221,000
	952,000	869,000
Less: accumulated depreciation and amortization	(793,000)	(715,000)
Property and equipment, net	$159,000	$154,000

Depreciation and amortization expense related to property and equipment was $56,000 and $94,000 for the years ended December 31, 2025, and 2024, respectively.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Useful Lives
Asset	(In Years)
Computer software and office and computer equipment	3 – 5
Machinery and equipment, automobiles, furniture, and fixtures	3 – 15
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

9. INVENTORIES

As of December 31, 2025, and 2024, inventories consisted of:

	December 31, 2025	December 31, 2024
Finished products	$296,000	$416,000
Raw materials, parts and supplies	688,000	474,000
Total inventories	$984,000	$890,000

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	December 31, 2025	December 31, 2024
SJC convertible promissory note	80% of 10-day VWAP	12%	21%	October 29,2026	$440,000	$-
Fair value of embedded conversion options					150,000	-
Less: unamortized debt discounts					33,000	-
Total convertible notes payable, net of financing cost, long-term					$557,000	$-
Less: current portion					557,000
Convertible notes payable, net of financing cost – long-term portion					$-	$-

(1)	Includes OID costs that are amortized to interest expense over the life of the notes.

SJC Convertible Promissory Note

On October 29, 2025, the Company entered into a Securities Purchase Agreement (“Agreement”) with SJC Lending LLC ("SJC"), pursuant to which the Company agreed to sell to SJC convertible promissory notes in the aggregate principal amount of up to $ 1,650,000 (the "Convertible Notes") for a total purchase price of up to $ 1.5 million (the "Loan"). The Agreement provides that the Loan shall be conducted through seven (7) separate tranche closings, provided, that SJC has the ability, exercisable in its sole discretion, to accelerate its purchases of Convertible Notes prior to the dates of the tranche closings provided for in the Agreement (See Note 17).

Pursuant to the Agreement, the initial tranche closing, which occurred on October 29,2025, consisted of the issuance of a Convertible Note to SJC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 12% per annum and will mature October 28, 2026. The note was issued with an original issue discount of 10%.

SJC entered into various collateral agreements in support of the convertible notes including (i) an intellectual property security agreement pursuant to which the Company and its subsidiaries granted SJC a continuing security interest in certain trademarks, copyrights, patents and mask works (ii) a security agreement pursuant to which the Company and its subsidiaries granted SJC a security interest in substantially all of their respective assets as collateral for repayment of the convertible notes and (iii) a pledge agreement pursuant to which the Company pledged the capital stock of the Company’s subsidiaries as additional collateral.

Embedded Derivative

The Company identified embedded derivative features within certain convertible promissory notes issued on October 29, 2025, that required bifurcation and separate accounting as derivative liabilities under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities. Specifically, the embedded conversion options associated with the SJC convertible promissory note was determined to meet the criteria for derivative classification.

The fair value of the embedded derivative liabilities was estimated using a Monte Carlo simulation model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, credit-risk adjusted discount rate, and the specific terms of each conversion feature (including floor price, cap, and VWAP-based pricing). Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy.

The following table summarizes the key inputs used in the valuation of the embedded derivatives at inception and on December 31, 2025:

Assumption	October 29, 2025	December 31, 2025
Valuation technique	Monte Carlo Simulation	Monte Carlo Simulation
Risk-free interest rate (cont. comp.)	4%	3%
Expected volatility	95%	105%
Credit-risk adjusted rate	22%	26%
Time to maturity (years)	1	0.83
Stock price at valuation date	$0.05	$0.07
Dividend yield	0.00%	0.00%

The Monte Carlo simulation utilized 100,000 iterations and incorporated conversion mechanics, including the floor price and the VWAP-based conversion price as defined in the agreement. The incremental value attributable to the conversion feature was isolated to determine its impact on the overall fair value of the embedded option.

11. LAWSUIT LIABILITY

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

The Company has recorded a lawsuit liability of $1.1 million for this judgement as of December 31, 2025, and 2024 in the consolidated balance sheets. Interest expense related to the liability was $29,000 and $56,000 for the years ended December 31, 2025, and 2024, respectively.

12. LEASES

Office and Warehouse Leases

During the year ended December 31, 2024, the Company was a lessee as well as a sublessor for a certain office space lease. No residual value guarantees had been provided by the sublessee. For the year ended December 31, 2024, the Company recognized income related to the sublease of $91,000. The sublease expired November 30, 2024. Fixed sublease payments received were recognized on a straight-line basis over the sublease term and netted against operating lease expenses.

The Company leases offices and warehouse space under an operating lease requiring periodic payments. The following table provides a summary of leases by balance sheet category as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Operating right-of-use assets	$45,000	$567,000
Operating lease liability – current	51,000	581,000
Operating lease liability – non-current	-	50,000

The components of lease expenses recorded within operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2025, and 2024, were as follows:

	December 31,
	2025	2024
Operating lease costs	$550,000	$649,000
Less: Sublease income	-	(91,000)
Total	$550,000	$558,000

The following tables provides a summary of other information related to leases for the year ended December 31, 2025:

December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$609,000
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases	.1 years
Weighted-average discount rate – operating leases	8%

Payments due by period of lease liabilities under the Company’s non-cancellable operating lease as of December 31, 2025, were as follows:

2026	$51,000
Total lease payments	51,000
Less interest	-
Present value of lease liabilities	$51,000

13. RELATED PARTY TRANSACTIONS

The Company is an indirect subsidiary of Hyperscale Data, Inc. (“Hyperscale”), and as a result Hyperscale is deemed a related party.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $196,000 and $401,000 for the fiscal year end December 31, 2025, and 2024, respectively and were recorded in Hyperscale advance payable.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and were comprised of the following:

	Interest rate	Due date	December 31, 2025	December 31, 2024
Hyperscale advance payable	10%	-	$7,803,000	$5,118,000
Chief Executive Officer	14% and 22%	Default	51,000	46,000
Non-officer advance payable	-	-	-	21,000
Total related party notes and advances payable			$7,854,000	$5,185,000

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

The Company recorded related party interest expense of $583,000 and $368,000 for the years ended December 31, 2025, and 2024, respectively in interest expense, related party.

14. INCOME TAXES

The following is a geographical breakdown of loss before the provision for income tax, for the years ended December 31, 2025, and 2024.

	2025	2024
Pre-tax loss
U.S. Federal	$(2,111,000)	$(3,968,000)
Foreign	-	-
Total	$(2,111,000)	$(3,968,000)

The federal and state income tax (provision) benefit is summarized as:

	2025	2024
Current
U.S. Federal	$-	$-
U.S. State	2,000	5,000
Foreign	-	-
Total current provision	2,000	5,000
Deferred
U.S. Federal	-	-
U.S. State		-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total provision (benefit) for income taxes	$2,000	$5,000

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred taxes as of December 31 were as follows:

	2025	2024
Deferred tax asset:
Net operating loss	$7,829,000	$7,396,000
Intangible asset basis	99,000	113,000
Deferred rent liability	14,000	177,000
Inventory adjustments	380,000	375,000
R&D capitalization	70,000	102,000
Asset retirement obligation	8,000	7,000
Settlement liability	298,000	298,000
Accrued warranty	13,000	13,000
Accrued salaries	90,000	69,000
Deferred revenue	75,000	35,000
Accrued interest	281,000	122,000
Change in fair value of derivatives	10,000	-
Total deferred tax asset	9,167,000	8,707,000

Deferred tax liability:
ROU assets	(8,000)	(159,000)
Fixed asset basis	(13,000)	(90,000)
Total deferred income tax liabilities	(21,000)	(249,000)
Net deferred income tax assets	9,146,000	8,458,000
Valuation allowance	(9,146,000)	(8,458,000)
Deferred tax asset (liability), net	$-	$-

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

The valuation allowance increased by $688,000, and $929,000 during the years ended December 31, 2025, and 2024, respectively. Net operating losses and tax credit carryforwards as of December 31, 2025, and 2024 were as follows:

	2025 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$19,189,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	8,058,000	2026 to 2037
Net operating losses, state	30,180,000	2029 to 2044

	2024 Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$16,415,000	Do Not Expire
Net operating losses, federal (Pre-January 1, 2018)	9,263,000	2025 to 2037
Net operating losses, state	28,697,000	2029 to 2043

The effective tax rate of the Company’s provision (benefit) for income taxes as of December 31, differed from the federal statutory rate as follows:

	2025		2024
Tax computed at the federal statutory rate	$(443,000)	21.00%	$(772,000)	21.00%
State and local income tax (net of FBOS)	41,000	-1.94%	72,000	-1.97%
Change in Valuation Allowance	466,000	-22.09%	553,000	-15.04%
Nontaxable or nondeductible items	1,000	-0.09%	3,000	-0.05%
NOL Expiration	-	0.00%	190,000	-5.17%
Prior Year True-Up	(63,000)	3.00%	(41,000)	1.11%
Total	$2,000	-0.11%	$5,000	-0.13%

The Company’s statute of limitations remains open for various taxable years in various U.S. federal and California jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, restoring the immediate deductibility of domestic Section 174 research and experimental expenditures for tax years beginning in 2025 and reinstating 100% bonus depreciation. The Company evaluated the impact of the legislation and determined it does not have a material effect on its consolidated financial statements. The Company elected to continue amortizing Section 174 costs capitalized in 2022 through 2024 over their remaining amortization periods rather than taking a full deduction in 2025.

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

The Company excluded the potential common stock equivalents outstanding from the calculation of diluted weighted average net loss per share for each of the years ended December 31, 2025, and 2024, which would be anti-dilutive due to the net loss from continuing operations in those periods.

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following as of December 31, 2025, and 2024:

	December 31,
	2025	2024
Warrants	140,923,000	140,956,000
Convertible notes payable	10,659,000	-
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,401,582,000	1,390,956,000

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

Non-cancelable Obligations

In the normal course of business, the Company enters non-cancelable obligations with certain parties to purchase services, such as technology equipment and subscription-based cloud service arrangements. As of December 31, 2025, and 2024, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $0 and $18,000, respectively.

17. SHAREHOLDERS’ DEFICIT

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

18. REDEEMABLE SERIES A PREFERRED STOCK – RELATED PARTY

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

Each holder shall be entitled to vote on an “as converted” basis with holders of outstanding shares of our common stock, voting together as a single class, with respect to any and all matters presented to the shareholders for their action or consideration. For so long as the holder shall continue to hold any shares of Series A Preferred Stock originally issued to it, the holder shall be entitled to elect a number of directors to the Board equal to a percentage determined by the number of Series A Preferred Stock beneficially owned by the holders, determined on an “as converted” basis, divided by the sum of the number of shares of Common Stock outstanding plus the number of Series A Preferred Stock outstanding on an “as converted” basis, provided, that the number of directors that the holders are entitled to elect shall never be less than a majority of our Board.

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

19. WARRANTS

A summary of warrant activity for the years ended December 31, 2025, and 2024 is presented below:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding on December 31, 2023	116,010,720	$0.1	4.6
Granted	24,954,170	0.1
Exercised	(9,161)	0.1
Outstanding on December 31, 2024	140,955,729	0.1	3.7
Granted	-	0.1
Exercised	(33,199)	0.1
Outstanding on December 31, 2025	140,922,530	$0.1	2.7

The following summarizes information about common stock warrants outstanding on December 31, 2025, and 2024:

Warrants held by related parties consisted of 13,235,252, and 13,235,252 as of December 31, 2025, and 2024 respectively.

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

20. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	Years ended December 31,
	2025	2024
Revenue	$7,228,000	$4,912,000
Cost of revenue
Manufacturing costs	2,553,000	1,524,000
Distribution costs	358,000	481,000
Inventory adjustment	-	270,000
EV chargers	801,000	206,000
Other	197,000	309,000
Cost of revenue	3,909,000	2,790,000
Gross profit	3,319,000	2,122,000
Operating expenses:
Research and development:
Payroll and benefits	253,000	238,000
Occupancy costs	98,000	93,000
Other research and development	93,000	76,000
Total research and development	444,000	407,000
Selling and marketing:
Payroll and benefits	742,000	972,000
Occupancy costs	110,000	164,000
Other selling and marketing	203,000	157,000
Total selling and marketing	1,055,000	1,293,000
General and administrative
Payroll and benefits	1,389,000	1,209,000
Professional fees and outside services	370,000	422,000
Write off EV related assets	-	763,000
Occupancy costs	695,000	660,000
Other general and administrative	700,000	862,000
Total general and administrative	3,154,000	3,966,000
Total operating expenses	4,653,000	5,666,000
Operating loss	$(1,334,000)	$(3,544,000)

21. SUBSEQUENT EVENTS

New Operating lease

The Company entered into a 5-year operating lease beginning January 1, 2026, for new office and warehouse space with annual lease payments of approximately $.5 million. The total estimated lease commitment is approximately $2.4 million. This lease agreement begins subsequent to December 31, 2025, and accordingly, no amounts related to this lease are reflected in the accompanying balance sheet.

Convertible debt issued pursuant to the SPA

The Agreement provides that the Loan shall be conducted through seven (7) separate tranche closings, provided, that SJC has the ability, exercisable in its sole discretion, to purchase any principal face amounts of convertible notes prior to the dates of the tranche closings provided for in the Agreement. Four additional tranches closed prior to the filing of our 2025 Form 10K as described below.

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, and the fourth and fifth tranches on March 27, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $880,000, for a total purchase price of $800,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price equal to the greater of (i) $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions and (ii) 20% discount to the Company’s lowest VWAP (as defined in the convertible notes) of the common stock during the ten trading days immediately prior to the date of conversion into shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the changes in connection with the remediation of the previously identified material weakness discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on the results of management’s testing, management concluded that the previously identified material weaknesses related to inventory, revenue recognition, accounts receivable, complex financial instruments and fair value estimates were remediated as of December 31, 2025.

Management has identified the following material weakness which caused management to conclude that as of December 31, 2025, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

Management evaluated the impact of our failure to have segregation of duties and concluded that the control deficiency represented a material weakness.

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

Name	Age	Positions
Amos Kohn	65	Founder, Chief Executive Officer, Chief Financial Officer and Director
Marcus Charuvastra	47	President and Director
Douglas Gintz	59	Director

Amos Kohn Mr. Kohn is the Founder, Chief Executive Officer, and Chairman of the Board of Directors of TurnOnGreen, Inc. (formerly Coolisys Technologies Corp.), positions he has held since January 7, 2020. He has also served as Chief Financial Officer of the Company since September 5, 2023. Mr. Kohn founded TOG Technologies in 2021 and has served as its Chief Executive Officer since that time. In 2017, he founded Digital Power Corporation and has served as its Chief Executive Officer since its inception. Previously, Mr. Kohn served as President and Chief Executive Officer from 2008 to 2017, and as President from 2017 to 2020, of a publicly traded company formerly known as Digital Power Corporation (now Hyperscale Data, Inc.). He also served on its board of directors from 2003 to 2020. Mr. Kohn has over 30 years of experience in the high-technology sector. He holds a Bachelor of Science degree in Electrical and Electronics Engineering and a Certificate in Business Administration from the University of California, Berkeley. He is a retired Major in the Israel Defense Forces and is named as an inventor on several U.S. and international patents.

Marcus Charuvastra has served as our President since September 20, 2022. Mr. Charuvastra served as the President of TurnOnGreen, Inc. between January 2022 and September 2022 and served as its Chief Revenue Officer between June 2021 and December 2025. On January 1, 2026, Mr. Charuvastra was named Chief Executive Officer of Gresham Worldwide, Inc. Mr. Charuvastra is an accomplished leader with 20 years of experience in strategic planning, sales, services, marketing and business and organizational development. Mr. Charuvastra spent nine years at Targeted Medical Pharma, Inc. serving as Vice President of Operations and as the Managing Director of this microcap biotech start-up, from 2012 to May 2021. During his tenure, he was instrumental in guiding Targeted Medical Pharma’s initial public offering. Mr. Charuvastra was previously Director of Sales and Marketing at Physician Therapeutics from 2009 to 2012 and was responsible for building the sales and distribution network in the United States and abroad. He is a graduate of UCLA.

Douglas Gintz served as Chief Technology Officer of TurnOnGreen, Inc. from February 2021 to May 2025 . In these roles, Mr. Gintz was responsible for driving strategic software initiatives and delivering key technologies essential to the development, commercialization, and market penetration of the Company’s EV charging solutions business. Effective January 1, 2026, Mr. Gintz was appointed Chief Technology Officer and Chief AI Officer of Gresham Worldwide, Inc., where he oversees enterprise technology platforms and artificial intelligence initiatives across a diversified portfolio of operating companies. From February 2021 to January 2025, Mr. Gintz also served as Chief Technology Officer and Director of Global Technology Implementation at HSD, supporting digital transformation initiatives and technology due diligence activities. Mr. Gintz previously served as Chief Executive Officer of Pacific Coders, LLC from August 2002 to January 2022 and held senior technology and executive roles at Endocanna Health, Inc. and Targeted Medical Pharma, Inc., a publicly traded microcap company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2025, and 2024, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2025, and 2024 of at least $100,000 and who were executive officers on December 31, 2025. We refer to these persons as our “Named Executive Officers”. The following table includes all compensation earned by the Named Executive Officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amos Kohn	2025	350,000	25,000	-	-	33,720	408,720
Chief Executive Officer, Chief Financial	2024	350,000	10,000	-	-	33,800	393,800
Officer and Chairman
Marcus Charuvastra	2025	140,000	25,000	-		-	165,000
President and Director	2024	140,000	-		-	-	140,000

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid any of our directors any compensation for serving on our Board.

Equity Compensation Plan Information

On June 27, 2023, the Company held a special meeting of shareholders, and the shareholders voted and approved three proposals presented for a vote, including approving the TurnOnGreen, Inc. 2023 Stock Incentive Plan which reserved 100,000,000 shares for issuance. As of December 31, 2025, no shares had been issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock based on 183,983,122 shares issued and outstanding as of the close of business on March 30, 2026  by (i) each person who is known by the company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the company as a group.

Name and Address of Beneficial Owners of Common Stock (1)	Number of shares beneficially owned	% of Common Stock
Amos Kohn (2)	27,900	*
Marcus Charuvastra	-	-
Douglas Gintz (3)	18,080	*
All Directors and Officers as a group (Three persons)	45,980	*
Hyperscale Data, Inc. (4)	60,461,470	18.6%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o TurnOnGreen, Inc., 2030 Ringwood Ave., San Jose, California 95131.

(2) Represents 12,400 shares and an equal number of warrants.

(3) Represents 9,040 shares and an equal number of warrants.

(4) Consisting of (i) 30,555 shares held by Sentinum, Inc., (ii) 13,806,817 shares held by Ault Lending, (iii) 12,452,919 shares underlying warrants held by Ault Lending, (iv) 33,539,181 shares underlying the Series A Preferred Stock, (iv) 315,999 shares and 315,999 underlying warrants are held by Ault and Company, Inc. Hyperscale may be deemed to beneficially own the shares beneficially owned by Sentinum, Inc. and Ault Lending as Sentinum, Inc. and Ault Lending are wholly owned subsidiary of Hyperscale. Milton C. Ault, III, the Executive Chairman of Hyperscale, exercises voting and dispositive power over the shares owned by Hyperscale and subsidiaries. The business address of each of these entities and individuals is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141.

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

Policies and Procedures for Related Party Transactions

The TurnOnGreen audit committee, when established, will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer or greater than 5% beneficial owner of common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. An investor may obtain a written copy of this policy, once adopted, by sending a written request to TurnOnGreen, Inc., 2030 Ringwood Ave., San Jose, California 95131, Attention: Legal Department. Our audit committee charter that will be in effect, once adopted, will provide that the audit committee shall review and approve or disapprove certain related party transactions, including material transactions with Hyperscale.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses.  The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue.  This method is reasonable and consistently applied.  Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $196,000 and $401,000 for the fiscal year end December 31, 2025, and 2024, respectively and were recorded in Hyperscale advance payable.

Related Party Sales and Receivables

The Company recognized $0 and $28,000 in revenue in the years ended December 31, 2025, and 2024, respectively, from sales to another subsidiary of Hyperscale. As of December 31, 2025, and 2024, the Company had related party receivables of $0 and $17,000, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and on December 31, 2025, and 2024, were comprised of the following:

	Interest rate	Due date	December 31, 2025	December 31, 2024
Hyperscale advance payable	10%	-	$7,803,000	$5,118000
Chief Executive Officer	14% and 22%	Default	51,000	46,000
Non-officer advance payable	-	-	-	21,000
Total related party notes and advances payable			$7,854,000	$5,185,000

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

The Company recorded related party interest expense of $583,000 and $368,000 for the years ended December 31, 2025, and 2024, respectively in interest expense, related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by CBIZ CPAs P.C. and Marcum LLP for the fiscal years ended December 31, 2025, and 2024, respectively.

	2025	2024
Audit fees	$221,000	$196,000

_________

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and registration statement and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS

2.1	Securities Purchase Agreement dated March 20, 2022 by and among Imperalis Holding Corp., BitNile Holdings, Inc and TurnOnGreen, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 21, 2022.
2.2	Form of Amendment to Securities Purchase Agreement, dated September 5, 2022. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed September 6, 2022.
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	By-Laws of TurnOnGreen, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed April 13, 2021.
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.5	Amended and Restated Articles of Incorporation dated August 29, 2023. Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed August 31, 2023.
3.6	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.7	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on April 22, 2024.
3.8	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on August 9, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 15, 2024.
3.9
4.1	Form of Convertible Note. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 29, 2025.
4.2**	Description of Capital Stock
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
10.2	Purchase Agreement dated July 25, 2024,by and between TurnOnGreen, Inc. and GCEF Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
10.3	Form of Amendment to Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2024.
10.4	Securities Purchase Agreement dated October 29, 2025, by and between TurnOnGreen, Inc. and SJC Lending LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 29, 2025.
10.5	Form of IP Security Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 29, 2025.
10.6	Form of Security Agreement. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 29, 2025.
10.7	Form of Pledge Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 29, 2025.
21.1	List of Subsidiaries, Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed December 16,2025.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Pursuant to Rule 406 of Regulation S-T, the cover page is formatted in Inline XBRL (Inline eXtensible Business Reporting Language).
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________

*	Filed herewith.

**	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2026

TURNONGREEN, INC.

By:	/s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

March 31, 2026	/s/ Amos Kohn
Amos Kohn, Chief Executive Officer, Chief Financial Officer and Director

March 31, 2026	/s/ Marcus Charuvastra
Marcus Charuvastra, Director

March 31, 2026	/s/ Douglas Gintz
Douglas Gintz, Director

