Form 10-Q
period 2026-03-31
TurnOnGreen, Inc.
filed 2026-05-13
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of May 12, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,000	$65,000
Accounts receivable	1,758,000	1,434,000
Inventories	1,134,000	984,000
Prepaid expenses	111,000	90,000
TOTAL CURRENT ASSETS	3,130,000	2,573,000

Property and equipment, net	101,000	159,000
Right-of-use assets	1,530,000	45,000
Other noncurrent assets	200,000	450,000
TOTAL ASSETS	$4,961,000	$3,227,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,444,000	$1,312,000
Convertible notes payable	1,307,000	557,000
Lawsuit liability	1,159,000	1,157,000
Operating lease liability, current	250,000	51,000
Related party notes and advances payable	7,956,000	7,854,000
TOTAL CURRENT LIABILITIES	12,116,000	10,931,000

LONG TERM LIABILITIES
Operating lease liability, non-current	1,316,000	-
Other long term liabilities	144,000	138,000
TOTAL LIABILITIES	13,576,000	11,069,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of March 31, 2026, and December 31, 2025, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of March 31, 2026, and December 31, 2025: 183,983,122 shares issued and outstanding on March 31, 2026, and December 31, 2025	184,000	184,000
Additional paid-in capital	16,174,000	16,174,000
Accumulated deficit	(49,973,000)	(49,200,000)
TOTAL SHAREHOLDERS’ DEFICIT	(33,615,000)	(32,842,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,961,000	$3,227,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$1,736,000	$1,592,000
Cost of revenue	923,000	862,000
Gross profit	813,000	730,000

Operating expenses:
General and administration	1,126,000	895,000
Selling and marketing	308,000	245,000
Total operating expenses	1,434,000	1,140,000
Operating loss	(621,000)	(410,000)
Other (income) expense:
Interest expense, related party	170,000	124,000
Interest expense	50,000	7,000
Change in fair value of embedded derivative liabilities	(68,000)	-
Total other expense	152,000	131,000
Loss before income taxes	(773,000)	(541,000)
Income tax provision	-	-
Net loss	$(773,000)	$(541,000)

Net loss per common share basic and diluted:	$-	$-

Weighted average common shares, basic and diluted	183,983,122	183,972,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31,2026

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2026	183,983,122	184,000	16,174,000	(49,200,000)	(32,842,000)
Net loss	-	-	-	(773,000)	(773,000)
Balance, March 31, 2026	183,983,122	$184,000	$16,174,000	$(49,973,000)	$(33,615,000)

Three Months Ended March 31, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	184,000	16,171,000	(47,087,000)	(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000	-	3,000
Net loss	-	-	-	(541,000)	(541,000)
Balance, March 31, 2025	183,983,122	$184,000	$16,174,000	$(47,628,000)	$(31,270,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
Cash flows from operating activities:	2026	2025
Net (loss)	$(773,000)	$(541,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	20,000
Amortization of right-of-use assets	63,000	126,000
Amortization of debt discount	18,000	-
Inventory adjustment	-	4,000
Change in fair value of embedded derivative liabilities	(68,000)	-
Changes in operating assets and liabilities
Accounts receivable	(324,000)	(205,000)
Prepaid expenses and other assets	(1,318,000)	100,000
Inventory	(150,000)	(183,000)
Accounts payable	189,000	64,000
Accrued expenses, other current liabilities, and lawsuit liability	(55,000)	127,000
Operating lease liabilities and other liabilities	1,521,000	(132,000)
Net cash used in operating activities	(889,000)	(620,000)

Cash flows from investing activities:
Government grant related to equipment	49,000	-
Cash used in investing activities	49,000	-

Cash flows from financing activities:
Proceeds from related party advances	302,000	590,000
Payments for related party advances	(200,000)
Proceeds from notes payable	800,000
Proceeds from exercise of warrants	-	3,000
Net cash provided by financing activities	902,000	593,000

Net decrease in cash and cash equivalents	62,000	(27,000)
Cash at beginning of period	65,000	27,000
Cash at end of period	$127,000	$-

Supplemental disclosures of non-cash flow financing activities:
Recognition of new operating lease right-of-use assets and lease liabilities	$1,593,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Primary Geographical Markets
North America	$1,524,000	$1,528,000
Other	212,000	64,000
Total Revenue	$1,736,000	$1,592,000

Major Goods
Power supply units	$1,187,000	$1,273,000
EV chargers	549,000	319,000
Total Revenue	$1,736,000	$1,592,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,708,000	1,578,000
Revenue recognized over time	28,000	14,000
Total Revenue	$1,736,000	$1,592,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. The revenue is recognized upon completion of our related performance obligations, typically within twelve months following receipt of the customer advances.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,403,000
Revenue recognized	(1,018,000)
Advances refunded	(305,000)
Balance, December 31, 2025	205,000
Advances received	172,000
Revenue recognized	(130,000)
Advances refunded	(92,000)
Balance, March 31, 2026	$155,000

The customer advances are recorded in the Accounts payable, accrued expenses and other current liabilities line of the condensed consolidated balance sheets.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$-	-%	$626,000	39%
Customer B	$400,000	23%	$-	-%
Customer C	$460,000	26%	$-	-%
Customer D	$-	-%	$192,000	12%
Customer E	$-	-%	$210,000	13%

Related party sales

As of March 31, 2026, and 2025, the Company had related sales of $13,000 and $0 respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2026, and December 31, 2025:

	Fair Value Measurement at March 31, 2026
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$82,000	$-	$-	$82,000

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$150,000	$-	$-	$150,000

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

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2026, were as follows:

	Level 3 Balance at Beginning of Year	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Year
Embedded conversion feature liabilities	$150,000	$(68,000)	$-	$-	$82,000

6. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	March 31, 2026	December 31, 2025
Customer A	41%	35%
Customer B	-%	17%
Customer C	25%	-%

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$598,000	$648,000
Leasehold improvements, furniture and equipment	304,000	304,000
Gross property and equipment	902,000	952,000
Less: accumulated depreciation and amortization	(801,000)	(793,000)
Property and equipment, net	$101,000	$159,000

During the three months ended March 31, 2026, the Company received an equipment-related government grant of $49,000, which was recorded as a reduction of the carrying amount of the related property, plant and equipment.

Depreciation and amortization expenses related to property and equipment were $8,000 and $20,000 for the three months ended March 31, 2026, and 2025, respectively.

8. INVENTORIES

As of March 31, 2026, and December 31, 2025, inventories consisted of:

	March 31, 2026	December 31, 2025
Raw materials, parts and supplies	$890,000	$296,000
Finished products	244,000	688,000
Total inventories	$1,134,000	$984,000

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	March 31, 2026	December 31, 2025
SJC convertible promissory note	Greater of '80% of 10-day VWAP or $0.035	12%	21%	October 29,2026	$440,000	$440,000
SJC convertible promissory notes	$0.035	12%	21%	January 9, 2027, through March 27, 2027	880,000	-
Fair value of embedded conversion options					82,000	150,000
Less: unamortized debt discounts					(95,000)	(33,333)
Total convertible notes payable, net of financing cost, long-term					$1,307,000	$556,667
Less: current portion					1,307,000	556,667
Convertible notes payable, net of financing cost – long-term portion					$-	$-

(1)	Includes OID costs that are amortized to interest expense over the life of the notes.

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

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, and the fourth and fifth tranches on March 27, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $880,000, for a total purchase price of $800,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

The fair value of the embedded derivative liabilities was estimated at March 31, 2026, using a binomial lattice model with a jump to default model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, default intensity, and the specific terms of each conversion feature. Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy.

The fair value of the embedded derivative liabilities was estimated at December 31, 2025, and inception using a Monte Carlo simulation model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, credit-risk adjusted discount rate, and the specific terms of each conversion feature (including floor price, cap, and VWAP-based pricing). Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy.

The following tables summarize the key inputs used in the valuation of the embedded derivatives at March 31, 2026, and on December 31, 2025:

Assumption	March 31, 2026
Valuation technique	Binomial (lattice model)
Risk-free interest rate (cont. comp.)	3.597%
Expected volatility	95%
Default intensity	71.40%
Stock price at valuation date	$0.03
Dividend yield	0.00%

Assumption	December 31, 2025
Valuation technique	Monte Carlo Simulation
Risk-free interest rate (cont. comp.)	3%
Expected volatility	105%
Credit-risk adjusted rate	26%
Time to maturity (years)	0.83
Stock price at valuation date	$0.07
Dividend yield	0.00%

10. LAWSUIT LIABILITY

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1.1 million inclusive of interest, legal fees, administrative fees and expenses. Interest accrues at 10% per annum.

The Company has recorded a lawsuit liability of $1.2 million and $1.1 million for this judgement as of March 31, 2026, and December 31, 2025, respectively, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 and $7,000 for the three months ended March 31, 2026, and 2025, respectively.

11. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025, were as follows:

Three Months Ended March 31, 2026
Operating lease cost	$97,000
Less: Sublease income	(15,000)
Total	$82,000

Three Months Ended March 31, 2025
Operating lease cost	$137,000

The Company entered a 5-year operating lease beginning January 1, 2026, for new office and warehouse space with periodic lease payments of approximately $32,000.

During the three months ended March 31, 2026, the Company entered a month-to-month sublease agreement with Gresham Worldwide, Inc. which is a related party. The sublease is for 38% of the Company’s office and warehouse space and has been recorded as a reduction in operating lease cost.

12. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale and its subsidiaries are deemed related parties.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $56,000 and $64,000 for the three months ended March 31, 2026, and 2025, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and were comprised of the following:

	Interest rate	Due date	Credit Limit	March 31, 2026	December 31, 2025
Hyperscale advance payable	10%	Demand	$8,000,000	$7,905,000	$7,803,000
Chief Executive Officer	14% and 22%	Default		51,000	51,000
Total related party notes and advances payable				$7,956,000	$7,854,000

The Hyperscale advance payable provides a credit limit of $8,000,000 and may be advanced against until the maturity date of December 31, 2026. This related party payable accrues interest at 10% per annum, has no fixed terms of repayment and is recorded as related party notes and advances payable in the Company’s condensed consolidated balance sheets.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31,
	2026	2025
Interest expense, related party	$170,000	$124,000

13. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	March 31,
	2026	2025
Warrants	140,922,530	140,922,530
Convertible notes payable	37,714,286	-
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,428,636,816	1,390,922,530

14. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals are presented below:

	Three months ended March 31,
	2026	2025
Revenue	$1,736,000	$1,592,000
Cost of revenue
Manufacturing costs	526,000	509,000
Distribution costs	58,000	99,000
Inventory adjustment	22,000	4,000
EV chargers	277,000	211,000
Other	40,000	39,000
Cost of revenue	923,000	862,000
Gross profit	813,000	730,000
Operating expenses:
Research and development:
Payroll and benefits	212,000	61,000
Occupancy costs	-	25,000
Other research and development	96,000	39,000
Total research and development	308,000	125,000
Selling and marketing:
Payroll and benefits	182,000	191,000
Occupancy costs	36,000	-
Other selling and marketing	25,000	54,000
Total selling and marketing	243,000	245,000
General and administrative
Payroll and benefits	304,000	300,000
Professional fees and outside services	200,000	122,000
Occupancy costs	116,000	175,000
Other general and administrative	373,000	173,000
Total general and administrative	993,000	770,000
Total operating expenses	1,434,000	1,140,000
Operating loss	$(621,000)	$(410,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “approximate,” “might,” “budget,” “forecast,” “shall,” “project,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or our ability to successfully remediate the material weakness in our internal control over financial reporting in an appropriate and timely manner or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

Our strategy is to be the supplier of choice across numerous markets that require high-quality power system solutions where custom design, superior products, high quality, time to market and competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all their needs for designing and manufacturing power solutions and products. By implementing our proprietary core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

Results of Operations

For the Three Months Ended March 31, 2026, and 2025:

	2026	2025	Change ($)	Change (%)
Revenue	$1,736,000	$1,592,000	$144,000	9%
Cost of revenue	923,000	862,000	61,000	7%
Gross profit	813,000	730,000	83,000	11%
Operating expenses:
General and administrative	993,000	769,000	224,000	29%
Selling and marketing	308,000	246,000	62,000	25%
Research and development	133,000	125,000	8,000	6%
Total operating expenses	1,434,000	1,140,000	294,000	26%
Operating loss	(621,000)	(410,000)	(211,000)	-51%
Other (income) expense:
Interest expense, related party	170,000	124,000	46,000	37%
Interest expense	50,000	7,000	43,000	614%
Change in fair value of embedded derivative liabilities	(68,000)	-	(68,000)
Total other expense	152,000	131,000	21,000	68%
Net loss	$(773,000)	$(541,000)	(232,000)	-43%

Revenue and Gross (Loss) Profit

During the three-month period ended March 31, 2026, we had increased revenues of $144,000 and increased gross profits of $83,000 compared to the three-month period ended March 31, 2025, primarily due to increased sales of approximately $344,000 from our commercial customers and a decrease of approximately $194,000 in defense industry customer sales, compared to the three-month period ended March 31, 2025.

Net Loss and Operating Expenses

During the three months ended March 31, 2026, our net loss increased by $232,000 compared to the three-month period ended March 31, 2025, primarily due to approximately $200,000 in costs for the relocation of our office and warehouse space, a $62,000 increase in selling and marketing expenses and $89,000 in increase interest expense, and an increase of $63,000 in professional fees and outside service expense, somewhat offset by an increase in gross profit of $83,000 and a $68,000 change in fair value of embedded derivatives compared to the three-month period ended March 31, 2025.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain the necessary financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of March 31, 2026, we had cash and cash equivalents of $.0.1 million and negative working capital of $9 million.

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

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, and the fourth and fifth tranches on March 27, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $880,000, for a total purchase price of $800,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has identified the following material weakness which caused management to conclude that as of March 31, 2026, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2026

TURNONGREEEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial and Accounting Officer)

