Form 10-Q
period 2026-06-30
TurnOnGreen, Inc.
filed 2026-08-13
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52140

TURNONGREEN, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5648820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2030 Ringwood Ave, San Jose, CA	95131	(510) 657-2635
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of August 12, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,000	$65,000
Accounts receivable	1,672,000	1,434,000
Inventories	1,098,000	984,000
Prepaid expenses	75,000	90,000
TOTAL CURRENT ASSETS	2,906,000	2,573,000

Property and equipment, net	93,000	159,000
Right-of-use assets	1,466,000	45,000
Other noncurrent assets	200,000	450,000
TOTAL ASSETS	$4,665,000	$3,227,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,126,000	$1,312,000
Convertible notes payable	1,480,000	557,000
Lawsuit liability	1,166,000	1,157,000
Operating lease liability, current	258,000	51,000
Related party notes and advances payable	8,173,000	7,854,000
TOTAL CURRENT LIABILITIES	12,203,000	10,931,000

LONG TERM LIABILITIES
Operating lease liability, non-current	1,247,000	-
Other long term liabilities	178,000	138,000
TOTAL LIABILITIES	13,628,000	11,069,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of June 30, 2026, and December 31, 2025, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of June 30, 2026, and December 31, 2025: 183,983,122 shares issued and outstanding on June 30, 2026, and December 31, 2025	184,000	184,000
Additional paid-in capital	16,174,000	16,174,000
Accumulated deficit	(50,321,000)	(49,200,000)
TOTAL SHAREHOLDERS’ DEFICIT	(33,963,000)	(32,842,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,665,000	$3,227,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,754,000	$1,692,000	$3,490,000	$3,284,000
Cost of revenue	933,000	1,011,000	1,856,000	1,873,000
Gross profit	821,000	681,000	1,634,000	1,411,000

Operating expenses:
General and administration	734,000	936,000	1,860,000	1,831,000
Selling and marketing	241,000	249,000	549,000	494,000
Total operating expenses	975,000	1,185,000	2,409,000	2,325,000
Operating loss	(154,000)	(504,000)	(775,000)	(914,000)
Other (income) expense:
Interest expense, related party	171,000	138,000	341,000	262,000
Interest expense	80,000	7,000	130,000	14,000
Change in fair value of embedded derivative liabilities	(59,000)	-	(127,000)	-
Total other expense	192,000	145,000	344,000	276,000
Loss before income taxes	(346,000)	(649,000)	(1,119,000)	(1,190,000)
Income tax provision	2,000	2,000	2,000	2,000
Net loss	$(348,000)	$(651,000)	$(1,121,000)	$(1,192,000)

Net loss per common share basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	183,983,122	183,983,122	183,983,122	183,981,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30,2026

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2026	183,983,122	184,000	16,174,000	(49,973,000)	(33,615,000)
Net loss	-	-	-	(348,000)	(348,000)
Balance, June 30, 2026	183,983,122	$184,000	$16,174,000	$(50,321,000)	$(33,963,000)

Three Months Ended June 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, April 1, 2025	183,983,122	184,000	16,174,000	(47,628,000)	(31,270,000)
Net loss	-	-	-	(651,000)	(651,000)
Balance, June 30, 2025	183,983,122	$184,000	$16,174,000	$(48,279,000)	$(31,921,000)

Six Months Ended June 30, 2026

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2026	183,983,122	184,000	16,174,000	(49,200,000)	(32,842,000)
Net loss	-	-	-	(1,121,000)	(1,121,000)
Balance, June 30, 2026	183,983,122	$184,000	$16,174,000	$(50,321,000)	$(33,963,000)

Six Months Ended June 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	184,000	16,171,000	(47,087,000)	(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000		3,000
Net loss	-	-	-	(1,192,000)	(1,192,000)
Balance, June 30, 2025	183,983,122	$184,000	$16,174,000	$(48,279,000)	$(31,921,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
Cash flows from operating activities:	2026	2025
Net (loss)	$(1,121,000)	$(1,192,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,000	39,000
Amortization of right-of-use assets	127,000	256,000
Amortization of debt discount	50,000	-
Inventory adjustment	-	41,000
Change in fair value of embedded derivative liabilities	(127,000)	-
Changes in operating assets and liabilities
Accounts receivable	(238,000)	234,000
Prepaid expenses and other assets	(1,283,000)	27,000
Inventory	(114,000)	(254,000)
Accounts payable	15,000	(566,000)
Customer advances	(112,000)	501,000
Accrued expenses, other current liabilities, and lawsuit liability	(80,000)	91,000
Operating lease liabilities and other liabilities	1,494,000	(292,000)
Net cash used in operating activities	(1,372,000)	(1,115,000)

Cash flows from investing activities:
Government grant related to equipment	49,000	-
Cash provided by investing activities	49,000	-

Cash flows from financing activities:
Proceeds from related party advances	545,000	1,292,000
Payments for related party advances	(226,000)
Proceeds from notes payable	1,000,000
Proceeds from exercise of warrants	-	3,000
Net cash provided by financing activities	1,319,000	1,295,000

Net decrease in cash and cash equivalents	(4,000)	180,000
Cash at beginning of period	65,000	27,000
Cash at end of period	$61,000	$207,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,000	$-
Cash paid during the period for income taxes	$2,000	$-

Non-cash investing and financing activities:
Recognition of new operating lease right-of-use assets and lease liabilities	$1,593,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company intends to finance its future development activities and its working capital needs through convertible debt as well as through advances from Hyperscale Data, Inc. (“Hyperscale”) (See Note 12) until such time as funds provided by operations are sufficient to fund working capital requirements. Although management believes that capital sources will be available, there can be no assurances that Hyperscale will continue providing financing to the Company when needed to allow the Company to continue its operations, or if available, on terms acceptable to the Company. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Primary Geographical Markets
North America	$1,335,000	$1,593,000	$2,859,000	$3,121,000
Other	419,000	99,000	631,000	163,000
Total Revenue	$1,754,000	$1,692,000	$3,490,000	$3,284,000

Major Goods
Power supply units	$1,628,000	$1,213,000	$2,815,000	$2,486,000
EV chargers	126,000	479,000	675,000	798,000
Total Revenue	$1,754,000	$1,692,000	$3,490,000	$3,284,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,728,000	1,670,000	3,436,000	3,248,000
Revenue recognized over time	26,000	22,000	54,000	36,000
Total Revenue	$1,754,000	$1,692,000	$3,490,000	$3,284,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. The revenue is recognized upon completion of our related performance obligations, typically within twelve months following receipt of the customer advances.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,403,000
Revenue recognized	(1,018,000)
Advances refunded	(305,000)
Balance, December 31, 2025	205,000
Advances received	286,000
Revenue recognized	(201,000)
Advances refunded	(197,000)
Balance, June 30, 2026	$93,000

The customer advances are recorded in the Accounts payable, accrued expenses and other current liabilities line of the condensed consolidated balance sheets.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$-	-%	$-	-%
Customer B	$423,000	24%	$823,000	24%
Customer C	$2,000	-%	462,000	13%
Customer F	$246,000	14%	409,000	12%
Customer G	$242.000	14%	412,000	12%

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$348,000	21%	$974,000	30%
Customer D	$239,000	14%	$431,000	13%
Customer E	$223,000	13%	$433,000	13%

Related party sales

As of the three and six months ended, June 30, 2026, and 2025, the Company had related party sales of $13,000 and $0 respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2026, and December 31, 2025:

	Fair Value Measurement at June 30, 2026
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$23,000	$-	$-	$23,000

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$150,000	$-	$-	$150,000

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

The changes in Level 3 fair value hierarchy during the three months ended June 30, 2026, were as follows:

	Level 3 Balance at Beginning of Year	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Year
Embedded conversion feature liabilities	$150,000	$(127,000)	$-	$-	$23,000

6. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	June 30, 2026	December 31, 2025
Customer A	24%	35%
Customer B	-%	17%
Customer C	12%	-%
Customer D	15%	-%
Customer E	11%	-%

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$598,000	$648,000
Leasehold improvements, furniture and equipment	305,000	304,000
Gross property and equipment	903,000	952,000
Less: accumulated depreciation and amortization	(810,000)	(793,000)
Property and equipment, net	$93,000	$159,000

During the three months ended March 31, 2026, the Company received an equipment-related government grant of $49,000, which was recorded as a reduction of the carrying amount of the related property, plant and equipment. No equipment-related government grants were received during the three months ended June 30, 2026.

Depreciation and amortization expenses related to property and equipment was $8,000 and $12,000 for the three months ended June 30, 2026, and 2025, respectively. Depreciation and amortization expenses related to property and equipment was $17,000 and $39,000 for the six months ended June 30, 2026, and 2025, respectively.

8. INVENTORIES

Inventories consisted of:

	June 30, 2026	December 31, 2025
Raw materials, parts and supplies	$927,000	$296,000
Finished products	171,000	688,000
Total inventories	$1,098,000	$984,000

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	June 30, 2026	December 31, 2025
SJC convertible promissory note	Greater of '80% of 10-day VWAP or $0.035	12%	21%	October 29,2026	$440,000	$440,000
SJC convertible promissory notes	$0.035	12%	21%	January 9, 2027, through June 5, 2027	1,100,000	-
Fair value of embedded conversion options					23,000	150,000
Less: unamortized debt discounts					(83,000)	(33,333)
Total convertible notes payable, net of financing cost, current portion					$1,480,000	$556,667
(1)	Includes OID costs that are amortized to interest expense over the life of the notes.

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

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, the fourth and fifth tranches on March 27, 2026, and the sixth on June 5, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $1,100,000, for a total purchase price of $1,000,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

The fair value of the embedded derivative liabilities was estimated at June 30, 2026, using a binomial lattice model with a jump to default model. The model incorporates key assumptions including the Company’s stock price, risk-free interest rate, expected volatility, default intensity, and the specific terms of each conversion feature. Due to the significant use of unobservable inputs, these derivative liabilities are classified within Level 3 of the fair value hierarchy.

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

The following tables summarize the key inputs used in the valuation of the embedded derivatives at June 30, 2026, and on December 31, 2025:

Assumption	June 30, 2026
Valuation technique	Binomial (lattice model)
Risk-free interest rate (cont. comp.)	3.893%
Expected volatility	90%
Default intensity	71.40%
Stock price at valuation date	$0.03
Dividend yield	0.00%

Assumption	December 31, 2025
Valuation technique	Monte Carlo Simulation
Risk-free interest rate (cont. comp.)	3%
Expected volatility	105%
Credit-risk adjusted rate	26%
Time to maturity (years)	0.83
Stock price at valuation date	$0.07
Dividend yield	0.00%

10. LAWSUIT LIABILITY

Gordon v. Digital Power Corporation

On or about November 21, 2019, the plaintiff filed a complaint against defendant, DPC, alleging wrongful termination and disability discrimination. The arbitration was conducted during October 2022. Aside from the opening and responding trial briefs, the arbitrator requested additional briefing on two subjects, undisclosed principal liability, and disclosed principal liability, both of which were submitted. In May 2023 the arbitrator entered a final award against the Company and in favor of Mr. Gordon in the amount of $1.1 million inclusive of interest, legal fees, administrative fees and expenses. Interest on the net damages portion of the award of approximately $294,000 accrues at 10% per annum.

The Company has recorded a lawsuit liability of $1.2 million and $1.1 million for this judgement as of June 30, 2026, and December 31, 2025, respectively, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 and $7,000 for the three months ended June 30, 2026, and 2025, respectively. Interest expense for the six months ended June 30, 2026, and 2025 was $14,000 and $14,000, respectively.

 11. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025, were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Operating lease cost	$101,000	$198,000
Less: Sublease income	(45,000)	(60,000)
Total	$56,000	$138,000

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease cost	$137,000	$275,000

The Company entered a 5-year operating lease beginning January 1, 2026, for new office and warehouse space with periodic lease payments of approximately $32,000.

On March 30, 2026, the Company entered a short-term sublease agreement commencing April 1, 2026 and expiring January 31, 2027 with Microsource Inc. which is a related party. The sublease is for 38% of the Company’s office and warehouse space and has been recorded as a reduction in operating lease cost.

12. RELATED PARTY TRANSACTIONS

The Company is a controlled subsidiary of Hyperscale, and as a result Hyperscale and its subsidiaries are deemed related parties.

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of other overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $75,000 and $64,000 for the three months ended June 30, 2026, and 2025, respectively and $131,000 and $128,000 for the six months ended June 30, 2026, and 2025, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and were comprised of the following:

	Interest rate	Due date	Credit Limit	June 30, 2026	December 31, 2025
Hyperscale advances payable	10%	Demand	$8,000,000	$6,805,000	$6,796,000
Hyperscale advances accrued interest				1,343,000	1,007,000
Chief Executive Officer	22%	Default		25,000	51,000
Total related party notes and advances payable				$8,173,000	$7,854,000

The Hyperscale advance payable provides a credit limit on cash advanced, excluding accrued interest, of $8,000,000 and may be advanced against until the maturity date of December 31, 2026. This related party payable accrues interest at 10% per annum, has no fixed terms of repayment and is recorded as related party notes and advances payable in the Company’s condensed consolidated balance sheets.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense, related party	$171,000	$138,000	$341,000	$262,000

13. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	June 30,
	2026	2025
Warrants	140,922,530	140,922,530
Convertible notes payable	44,000,000	-
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,434,922,530	1,390,922,530

14. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals are presented below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$1,754,000	$1,692,000	$3,490,000	$3,284,000
Cost of revenue
Manufacturing costs	714,000	466,000	1,240,000	976,000
Distribution costs	87,000	119,000	145,000	218,000
Inventory adjustment	1,000	37,000	23,000	41,000
EV chargers	56,000	331,000	333,000	542,000
Other	75,000	58,000	115,000	96,000
Cost of revenue	933,000	1,011,000	1,856,000	1,873,000
Gross profit	821,000	681,000	1,634,000	1,411,000
Operating expenses:
Research and development:
Payroll and benefits	52,000	67,000	118,000	128,000
Occupancy costs	10,000	24,000	44,000	49,000
Other research and development	10,000	16,000	43,000	55,000
Total research and development	72,000	107,000	205,000	232,000
Selling and marketing:
Payroll and benefits	198,000	182,000	410,000	372,000
Occupancy costs	12,000	36,000	12,000	36,000
Other selling and marketing	31,000	31,000	127,000	86,000
Total selling and marketing	241,000	249,000	549,000	494,000
General and administrative
Payroll and benefits	264,000	328,000	574,000	300,000
Professional fees and outside services	76,000	83,000	364,000	256,000
Occupancy costs	69,000	171,000	185,000	175,000
Other general and administrative	253,000	247,000	532,000	868,000
Total general and administrative	662,000	829,000	1,655,000	1,599,000
Total operating expenses	975,000	1,185,000	2,409,000	2,325,000
Operating loss	$(154,000)	$(504,000)	$(775,000)	$(914,000)

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

Results of Operations

For the Three Months Ended June 30, 2026, and 2025:

	2026	2025	Change ($)	Change (%)
Revenue	$1,754,000	$1,692,000	$62,000	4%
Cost of revenue	933,000	1,011,000	(78,000)	(8)%
Gross profit	821,000	681,000	140,000	21%
Operating expenses:
General and administrative	734,000	936,000	(202,000)	(22)%
Selling and marketing	241,000	249,000	(8,000)	(3)%
Total operating expenses	975,000	1,185,000	(210,000)	(18)%
Operating loss	(154,000)	(504,000)	350,000	69%
Other expense:
Interest expense, related party	171,000	138,000	33,000	(24)%
Interest expense	80,000	7,000	73,000	(182)%
Change in fair value of embedded derivative liabilities	(59,000)	-	(59,000)	(100)%
Total other expense	192,000	145,000	47,000	32%
Loss before income taxes	(346,000)	(649,000)	303,000	47%
Income tax provision	2,000	2,000	-
Net loss	$(348,000)	$(651,000)	$303,000

Revenue and Gross (Loss) Profit

During the three-month period ended June 30, 2026, we had revenues of $1,754,000 and gross profits of $821,000 which is fairly comparable to the three-month period ended June 30, 2025.

Net Loss and Operating Expenses

During the three months ended June 30, 2026, our net loss decreased by $303,000 compared to the three-month period ended June 30, 2025, primarily due to increases of $140,000 in gross profits, reductions of approximately $139,000 in occupancy costs, a $59,000 benefit from fair value adjustments, $44,000 decrease in software expenses and a $35,000 reduction in engineering costs, somewhat offset by an increase in interest expenses of $106,000 compared to the three-month period ended June 30, 2025.

For the Six Months Ended June 30, 2026, and 2025:

	2026	2025	Change ($)	Change (%)
Revenue	$3,490,000	$3,284,000	$206,000	6%
Cost of revenue	1,856,000	1,873,000	(17,000)	(1)%
Gross profit	1,634,000	1,411,000	223,000	16%
Operating expenses:
General and administrative	1,860,000	1,831,000	29,000	2%
Selling and marketing	549,000	232,000	55,000	11%
Total operating expenses	2,409,000	2,325,000	84,000	4%
Operating loss	(775,000)	(914,000)	139,000	15%
Other expense:
Interest expense, related party	341,000	262,000	79,000	(30)%
Interest expense	130,000	14,000	116,000	(829)%
Change in fair value of embedded derivative liabilities	(127,000)	-	(127,000)	(100)%
Total other expense	344,000	276,000	68,000	25%
Loss before income taxes	(1,119,000)	(1,190,000)	71,000	25%
Income tax provision	2,000	2,000	-
Net loss	$(1,121,000)	$(1,192,000)	$71,000

Revenue and Gross (Loss) Profit

During the six-month period ended June 30, 2026, we had increased revenues of $206,000 and increased gross profits of $223,000 compared to the six-month period ended June 30, 2025, primarily due to increased revenues from our commercial customers of $283,000, somewhat offset by decreased revenues of $62,000 and $15,000 from our defense and medical customers, respectively than the six-month period ended June 30, 2025.

Net Loss and Operating Expenses

During the six months ended June 30, 2026, our net loss decreased by $71,000 compared to the six-month period ended June 30, 2025. In addition to the increase in gross profit described above, the decrease was primarily due to a $127,000 benefit from fair value adjustments and a $88,000 decrease in software expenses, somewhat offset by an increase of $195,000 in interest expenses primarily from the new $1,100,000 of convertible debt, increased professional fees and outside services of $108,000, and an increase in marketing expenses of $55,000 compared to the six-month period ended June 30, 2025.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain the necessary financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through advances from Hyperscale, the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of June 30, 2026, we had cash and cash equivalents of $.0.1 million and negative working capital of $9.3 million.

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

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, the fourth and fifth tranches on March 27, 2026, and the sixth on June 5, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $1,100,000, for a total purchase price of $1,000,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has identified the following material weakness which caused management to conclude that as of June 30, 2026, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2026

TURNONGREEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial and Accounting Officer)

