Form 10-Q
period 2026-09-30
TurnOnGreen, Inc.
filed 2026-11-13
CIK 1349706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,983,122 shares of common stock as of November 12, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,000	$65,000
Accounts receivable	1,740,000	1,434,000
Inventories	964,000	984,000
Prepaid expenses	79,000	90,000
TOTAL CURRENT ASSETS	2,843,000	2,573,000

Property and equipment, net	88,000	159,000
Right-of-use assets	1,400,000	45,000
Other noncurrent assets	200,000	450,000
TOTAL ASSETS	$4,531,000	$3,227,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$1,257,000	$1,312,000
Convertible notes payable	1,492,000	557,000
Lawsuit liability	1,174,000	1,157,000
Operating lease liability, current	267,000	51,000
Related party notes and advances payable	8,417,000	7,854,000
TOTAL CURRENT LIABILITIES	12,607,000	10,931,000

LONG TERM LIABILITIES
Operating lease liability, non-current	1,178,000	-
Other long term liabilities	165,000	138,000
TOTAL LIABILITIES	13,950,000	11,069,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Preferred stock series A subject to possible redemption, 50,000,000 shares authorized: 25,000 issued and outstanding at stated redemption value of $1,000 per share as of September 30, 2026, and December 31, 2025, respectively	25,000,000	25,000,000

SHAREHOLDERS’ DEFICIT:
Common Stock, par value $0.001 a share; 2,000,000,000 shares authorized as of September 30, 2026, and December 31, 2025: 183,983,122 shares issued and outstanding on September 30, 2026, and December 31, 2025	184,000	184,000
Additional paid-in capital	16,174,000	16,174,000
Accumulated deficit	(50,777,000)	(49,200,000)
TOTAL SHAREHOLDERS’ DEFICIT	(34,419,000)	(32,842,000)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,531,000	$3,227,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,656,000	$1,742,000	$5,146,000	$5,026,000
Cost of revenue	819,000	1,025,000	2,675,000	2,898,000
Gross profit	837,000	717,000	2,471,000	2,128,000

Operating expenses:
General and administration	817,000	823,000	2,677,000	2,654,000
Selling and marketing	237,000	243,000	786,000	737,000
Total operating expenses	1,054,000	1,066,000	3,463,000	3,391,000
Operating loss	(217,000)	(349,000)	(992,000)	(1,263,000)
Other (income) expense:
Interest expense, related party	173,000	152,000	514,000	414,000
Interest expense	89,000	8,000	219,000	22,000
Change in fair value of embedded derivative liabilities	(23,000)	-	(150,000)	-
Total other expense	239,000	160,000	583,000	436,000
Loss before income taxes	(456,000)	(509,000)	(1,575,000)	(1,699,000)
Income tax provision	-	-	2,000	2,000
Net loss	$(456,000)	$(509,000)	$(1,577,000)	$(1,701,000)

Net loss per common share basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	183,983,122	183,983,122	183,983,122	183,982,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNONGREEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2026

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2026	183,983,122	$184,000	$16,174,000	$(50,321,000)	$(33,963,000)
Net loss	-	-	-	(456,000)	(456,000)
Balance, September 30, 2026	183,983,122	$184,000	$16,174,000	$(50,777,000)	$(34,419,000)

Three Months Ended September 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, July 1, 2025	183,983,122	$184,000	$16,174,000	$(48,279,000)	$(31,921,000)
Net loss	-	-	-	(509,000)	(509,000)
Balance, September 30, 2025	183,983,122	$184,000	$16,174,000	$(48,788,000)	$(32,430,000)

Nine Months Ended September 30, 2026

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2026	183,983,122	$184,000	$16,174,000	$(49,200,000)	$(32,842,000)
Net loss	-	-	-	(1,577,000)	(1,577,000)
Balance, September 30, 2026	183,983,122	$184,000	$16,174,000	$(50,777,000)	$(34,419,000)

Nine Months Ended September 30, 2025

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, January 1, 2025	183,949,923	$184,000	$16,171,000	$(47,087,000)	$(30,732,000)
Common stock issued upon exercise of warrants	33,199	-	3,000		3,000
Net loss	-	-	-	(1,701,000)	(1,701,000)
Balance, September 30, 2025	183,983,122	$184,000	$16,174,000	$(48,788,000)	$(32,430,000)

TURNONGREEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
Cash flows from operating activities:	2026	2025
Net (loss)	$(1,577,000)	$(1,701,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,000	59,000
Amortization of right-of-use assets	192,000	387,000
Amortization of debt discount	85,000	-
Inventory adjustment	-	90,000
Change in fair value of embedded derivative liabilities	(150,000)	-
Changes in operating assets and liabilities
Accounts receivable	(306,000)	(221,000)
Prepaid expenses and other assets	307,000	117,000
Inventory	20,000	(291,000)
Accounts payable	85,000	(107,000)
Customer advances	(51,000)	209,000
Accrued expenses, other current liabilities, and lawsuit liability	(72,000)	52,000
Operating lease liabilities and other liabilities	(172,000)	(462,000)
Net cash used in operating activities	(1,613,000)	(1,868,000)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(91,000)
Government grant related to equipment	49,000	-
Cash provided by investing activities	45,000	(91,000)

Cash flows from financing activities:
Proceeds from related party advances	792,000	1,996,000
Payments for related party advances	(229,000)	-
Proceeds from notes payable	1,000,000	-
Proceeds from exercise of warrants	-	3,000
Net cash provided by financing activities	1,563,000	1,999,000

Net decrease in cash and cash equivalents	(5,000)	40,000
Cash at beginning of period	65,000	27,000
Cash at end of period	$60,000	$67,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,000	$-
Cash paid during the period for income taxes	$2,000	$2,000

Non-cash investing and financing activities:
Recognition of new operating lease right-of-use assets and lease liabilities	$1,593,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

4. REVENUE DISAGGREGATION

The Company’s disaggregated revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Primary Geographical Markets
North America	$1,513,000	$1,694,000	$4,372,000	$4,815,000
Other	143,000	48,000	774,000	211,000
Total Revenue	$1,656,000	$1,742,000	$5,146,000	$5,026,000

Major Goods
Power supply units	$1,499,000	$1,504,000	$4,314,000	$3,990,000
EV chargers	157,000	238,000	832,000	1,036,000
Total Revenue	$1,656,000	$1,742,000	$5,146,000	$5,026,000

Timing of Revenue Recognition
Goods transferred at a point in time	$1,628,000	1,723,000	5,064,000	4,970,000
Revenue recognized over time	28,000	19,000	82,000	56,000
Total Revenue	$1,656,000	$1,742,000	$5,146,000	$5,026,000

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. The revenue is recognized upon completion of our related performance obligations, typically within twelve months following receipt of the customer advances.

Customer advances consisted of the following:

Customer advances
Balance, December 31, 2024	$125,000
Advances received	1,403,000
Revenue recognized	(1,018,000)
Advances refunded	(305,000)
Balance, December 31, 2025	205,000
Advances received	488,000
Revenue recognized	(262,000)
Advances refunded	(277,000)
Balance, September 30, 2026	$154,000

The customer advances are recorded in the Accounts payable, accrued expenses and other current liabilities line of the condensed consolidated balance sheets.

The following table provides the percentage of total revenue attributable to a single customer from which 10% or more of total revenue was derived:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$579,000	35%	$579,000	11%
Customer B	$600,000	36%	$1,423,000	28%
Customer G	$352,000	21%	$522,000	10%

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Total Revenue	Percentage of	Total Revenue	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenue	Customers	Revenue
Customer A	$351,000	20%	$1,325,000	26%
Customer B	$599,000	34%	$659,000	13%
Customer C	$96,000	6%	$529,000	11%
Customer D	$48,000	3%	$479,000	10%

Related party sales

For the three months ended, September 30, 2026, and 2025, the Company had related party sales of $0 and had related party sales of $13,000 and $0 for the nine months ended September 30, 2026, and 2025, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2026, and December 31, 2025:

Fair Value Measurement at September 30, 2026
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$-	$-	$-	$-

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Embedded conversion feature liabilities	$150,000	$-	$-	$150,000

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

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2026, were as follows:

	Level 3 Balance at Beginning of Year	Fair Value Adjustments	Sales and Settlement	Grants	Level 3 Balance at End of Year
Embedded conversion feature liabilities	$150,000	$(150,000)	$-	$-	$-

6. TRADE RECEIVABLES

The following table provides the percentage of total trade receivables attributable to a single customer that accounted for 10% or more of the Company’s outstanding receivables:

	As of	As of
	September 30, 2026	December 31, 2025
Customer A	46%	35%
Customer B	24%	17%

Related party receivables

As of September 30, 2026, and December 31, 2025, the Company had related party receivables of $19,000 and $0 respectively

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Machinery and equipment	$602,000	$648,000
Leasehold improvements, furniture and equipment	305,000	304,000
Gross property and equipment	907,000	952,000
Less: accumulated depreciation and amortization	(819,000)	(793,000)
Property and equipment, net	$88,000	$159,000

On February 19, 2026, the Company received an equipment-related government grant of $49,000, which was recorded as a reduction of the carrying amount of the related property, plant and equipment. The Company did not receive any additional equipment related government grants during the nine months ended September 30, 2026.

Depreciation and amortization expenses related to property and equipment was $9,000 and $20,000 for the three months ended September 30, 2026, and 2025, respectively. Depreciation and amortization expenses related to property and equipment was $26,000 and $59,000 for the nine months ended September 30, 2026, and 2025, respectively.

8. INVENTORIES

Inventories consisted of:

	September 30, 2026	December 31, 2025
Raw materials, parts and supplies	$716,000	$688,000
Finished products	248,000	296,000
Total inventories	$964,000	$984,000

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following:

	Conversion price per share	Interest rate	Effective rate(1)	Due date	September 30, 2026	December 31, 2025
SJC convertible promissory note	Greater of 80% of 10-day VWAP or $0.035	12%	21%	October 28, 2026	$440,000	$440,000
SJC convertible promissory notes	$0.035	12%	21%	January 9, 2027, through June 5, 2027	1,100,000	-
Fair value of embedded conversion options					-	150,000
Less: unamortized debt discounts					(48,000)	(33,333)
Total convertible notes payable, net of financing cost, current portion					$1,492,000	$556,667
(1)	Includes OID costs that are amortized to interest expense over the life of the notes.

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

Pursuant to the Agreement, the initial tranche closing, which occurred on October 29,2025, consisted of the issuance of a Convertible Note to SJC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 12% per annum and matured October 28, 2026, and has not been repaid or converted as of the filing date of this Form 10-Q. The note was issued with an original issue discount of 10%.

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, the fourth and fifth tranches on March 27, 2026, and the sixth on June 5, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $1,100,000, for a total purchase price of $1,000,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. As of the date of this filing, the seventh tranche has not been issued.

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

Given that the market price of the underlying shares remains below the conversion price and with less than one month to maturity, the fair value of the embedded derivative liabilities was estimated to be approximately $0 at September 30, 2026.

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

The following table summarizes the key inputs used in the valuation of the embedded derivatives:

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

The Company has recorded a lawsuit liability of $1.2 million and $1.1 million for this judgement as of September 30, 2026, and December 31, 2025, respectively, in the condensed consolidated balance sheets. Interest expense related to liability was $7,000 and $7,000 for the three months ended September 30, 2026, and 2025, respectively. Interest expense for the nine months ended September 30, 2026, and 2025 was $22,000 and $26,000, respectively.

11. LEASES

Office and Warehouse Leases and Sublease

The components of net operating lease expenses, recorded within operating expenses on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2026, and 2025, were as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Operating lease cost	$99,000	$296,000
Less: Sublease income	(45,000)	(105,000)
Total	$54,000	$191,000

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease cost	$137,000	$412,000

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

Allocation of General Corporate Expenses

Hyperscale provides human resources, accounting and other services to the Company, which are included as allocations of these expenses. The allocation method calculates an appropriate share of other overhead costs by using Company revenue as a percentage of total revenue. This method is reasonable and consistently applied. Costs incurred in connection with the allocation of these costs are reflected in selling, general and administrative of $75,000 and $36,000 for the three months ended September 30, 2026, and 2025, respectively and $206,000 and $146,000 for the nine months ended September 30, 2026, and 2025, respectively.

Related Party Notes and Advances Payable

Related party notes and advances payable were used for working capital purposes and were comprised of the following:

	Interest rate	Due date	Credit Limit	September 30, 2026	December 31, 2025
Hyperscale advances payable	10%	December 31, 2026	$8,000,000	$6,880,000	$6,796,000
Hyperscale advances accrued interest				1,515,000	1,007,000
Chief Executive Officer	22%	Default		22,000	51,000
Total related party notes and advances payable				$8,417,000	$7,854,000

The Hyperscale advance payable provides a credit limit on cash advanced, excluding accrued interest, of $8,000,000 and may be advanced against until the maturity date of December 31, 2026. This related party payable accrues interest at 10% per annum, has no fixed terms of repayment prior to maturity and is recorded as related party notes and advances payable in the Company’s condensed consolidated balance sheets.

Summary of interest expense, related party, recorded on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense, related party	$173,000	$152,000	$514,000	$414,000

13. LOSS PER SHARE

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following:

	September 30,
	2026	2025
Warrants	140,922,530	140,922,530
Convertible notes payable	44,000,000	-
Convertible preferred stock	1,250,000,000	1,250,000,000
Total	1,434,922,530	1,390,922,530

14. SEGMENT INFORMATION

Disclosures regarding the Company’s reportable segment with reconciliations to consolidated totals are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$1,656,000	$1,742,000	$5,146,000	$5,026,000
Cost of revenue
Manufacturing costs	654,000	654,000	1,894,000	1,629,000
Distribution costs	35,000	55,000	180,000	273,000
Inventory adjustment	11,000	48,000	33,000	90,000
EV chargers	73,000	147,000	407,000	689,000
Other	46,000	121,000	161,000	217,000
Cost of revenue	819,000	1,025,000	2,675,000	2,898,000
Gross profit	837,000	717,000	2,471,000	2,128,000
Operating expenses:
Research and development:
Payroll and benefits	65,000	60,000	183,000	188,000
Occupancy costs	8,000	24,000	52,000	73,000
Other research and development	30,000	21,000	73,000	76,000
Total research and development	103,000	105,000	308,000	337,000
Selling and marketing:
Payroll and benefits	187,000	182,000	597,000	554,000
Occupancy costs	12,000	36,000	24,000	72,000
Other selling and marketing	38,000	25,000	165,000	111,000
Total selling and marketing	237,000	243,000	786,000	737,000
General and administrative
Payroll and benefits	253,000	299,000	1,039,000	976,000
Professional fees and outside services	129,000	32,000	544,000	237,000
Occupancy costs	55,000	170,000	240,000	516,000
Other general and administrative	277,000	217,000	546,000	588,000
Total general and administrative	714,000	718,000	2,369,000	2,317,000
Total operating expenses	1,054,000	1,066,000	3,463,000	3,391,000
Operating loss	$(217,000)	$(349,000)	$(992,000)	$(1,263,000)

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

Results of Operations

For the Three Months Ended September 30, 2026, and 2025:

	2026	2025	Change ($)	Change (%)
Revenue	$1,656,000	$1,742,000	$(86,000)	(5)%
Cost of revenue	819,000	1,025,000	(206,000)	(20)%
Gross profit	837,000	717,000	120,000	17%
Operating expenses:
General and administrative	817,000	823,000	(6,000)	(1)%
Selling and marketing	237,000	243,000	(6,000)	(2)%
Total operating expenses	1,054,000	1,066,000	(12,000)	(1)%
Operating loss	(217,000)	(349,000)	132,000	(38)%
Other expense:
Interest expense, related party	173,000	152,000	21,000	14%
Interest expense	89,000	8,000	81,000	1013%
Change in fair value of embedded derivative liabilities	(23,000)	0	(23,000)	100%
Total other expense	239,000	160,000	79,000	49%
Loss before income taxes	(456,000)	(509,000)	53,000	(10)%
Income tax provision	0	0
Net loss	$(456,000)	$(509,000)	$53,000

Revenue and Gross (Loss) Profit

During the three-month period ended September 30, 2026, we had revenues of $1,656,000 and gross profits of $837,000. Gross profit benefitted from an increase in the sales mix to higher margin products as well as a $46,000 decrease in inventory write-off expenses compared to the three-month period ended September 30, 2025.

Net Loss and Operating Expenses

During the three months ended September30, 2026, our net loss decreased by $53,000 compared to the three-month period ended September 30, 2025, primarily due to increases of $120,000 in gross profits, and a $23,000 benefit from fair value adjustments, somewhat offset by an increase in interest expenses of $102,000 as well as minor decreases in marketing and research and development expenses compared to the three-month period ended September 30, 2025.

For the Nine Months Ended September 30, 2026, and 2025:

	2026	2025	Change ($)	Change (%)
Revenue	$5,146,000	$5,026,000	$120,000	2%
Cost of revenue	2,675,000	2,898,000	(223,000)	-8%
Gross profit	2,471,000	2,128,000	343,000	16%
Operating expenses:
General and administrative	2,677,000	2,654,000	23,000	1%
Selling and marketing	786,000	737,000	49,000	7%
Total operating expenses	3,463,000	3,391,000	72,000	2%
Operating loss	(992,000)	(1,263,000)	271,000	-21%
Other expense:
Interest expense, related party	514,000	414,000	100,000	24%
Interest expense	219,000	22,000	197,000	895%
Change in fair value of embedded derivative liabilities	(150,000)	0	(150,000)	100%
Total other expense	583,000	436,000	147,000	34%
Loss before income taxes	(1,575,000)	(1,699,000)	124,000	-7%
Income tax provision	2,000	2,000
Net loss	$(1,577,000)	$(1,701,000)	$124,000

Revenue and Gross (Loss) Profit

During the nine-month period ended September 30, 2026, we had increased revenues of $120,000 and increased gross profits of $343,000 compared to the nine-month period ended September 30, 2025, primarily due to increased revenues from our commercial customers of $88,000, from our medical customers of $18,000, and $14,000 from our defense customers, compared to the nine-month period ended September 30, 2025. The nine-month period ended September 30, 2026 also benefitted from an increase in the sales mix to higher margin products as well as a $81,000 decrease in inventory write-off expenses, compared to the nine-month period ended September 30, 2025.

Net Loss and Operating Expenses

During the nine months ended September 30, 2026, our net loss decreased by $124,000 compared to the nine-month period ended September 30, 2025. The decrease was primarily due to the increase in gross profits described above as well as decreased occupancy costs of $276,000, a benefit from fair value adjustments of $150,000, a $79,000 decrease in software expenses, $29,000 decreased research and development costs, decreased depreciation expense of $12,000, and a decrease in website related expenses of $9,000. The decreases in in expenses were somewhat offset by increases of $307,000 in professional fees and outside services, an increase of $297,000 in interest expenses, primarily from the new $1,492,000 of new convertible debt, increased payroll and benefits of $63,000, increased overhead allocation expenses of $60,000, and increased marketing expenses of $49,000, compared to the nine-month period ended September 30, 2025.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. Our inability to continue as a going concern could have a negative impact on our Company, including our ability to obtain the necessary financing. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We intend to finance our future development activities and its working capital needs largely through advances from Hyperscale, the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of September 30, 2026, we had cash and cash equivalents of $.0.1 million and negative working capital of $9.8 million.

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

Pursuant to the Agreement, the second tranche closed on January 9, 2026, the third tranche closed on January 30,2026, the fourth and fifth tranches on March 27, 2026, and the sixth on June 5, 2026. These closings consisted of the issuance of Convertible Notes to SJC in the total principal face amount of $1,100,000, for a total purchase price of $1,000,000. The convertible notes accrue interest at 12% per annum and will mature one year from issuance of the notes. The convertible notes are convertible into shares of the Company’s common stock at any time at a conversion price of $0.035 per share, which shall not be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. As of the date of this filing, the seventh tranche has not been issued.

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

Fair Value of Convertible Instruments and Embedded Derivatives

We have issued convertible debt instruments that may contain embedded features requiring bifurcation and fair value measurement. The determination of fair value involves significant judgment and the use of complex valuation models, including Monte Carlo simulations, and Binomial lattice models. Key assumptions used in these models include the expected volatility of our common stock, risk-free interest rates, expected term, and our stock price at issuance. Changes in these assumptions could result in material changes to the fair value of derivative liabilities and corresponding gains or losses recognized in earnings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 2201, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness which caused management to conclude that as of September 30, 2026, our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level.

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

Management evaluated these deficiencies, including insufficient accounting resources, segregation of duties, and user and privileged access controls, both individually and in the aggregate, and concluded that they collectively constitute one material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the Securities Purchase Agreement with SJC Lending, LLC, the initial tranche closed on October 29, 2025. The closing consisted of the issuance of a Convertible Note to SJC Lending, LLC in the principal face amount of $440,000 for a purchase price of $400,000. The Convertible Note accrues interest at 12% per annum and is convertible into the Company’s common shares at the greater of 80% of the 10-day VWAP or $.035.

The Convertible Note has been in default since October 29, 2026, with a default interest rate of 20%.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2023.
3.2	Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2023. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 18, 2024.
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 6, 2022.
3.4	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on March 21, 2024.
3.5	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on April 22, 2024.
3.6	Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed with the Nevada Secretary of State on August 9, 2024. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 15, 2024.
3.7	Bylaws of TurnOnGreen, Inc., effective as of September 25, 2026. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 29, 2026.
4.1	Form of Convertible Note. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 29, 2025.
10.1	Form of Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2023.
10.2	Purchase Agreement dated July 25, 2024, by and between TurnOnGreen, Inc. and GCEF Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2024.
10.3	Form of Amendment to Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2024.
10.4	Securities Purchase Agreement dated October 29, 2025, by and between TurnOnGreen, Inc. and SJC Lending LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 29, 2025.
10.5	Form of IP Security Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 29, 2025.
10.6	Form of Security Agreement. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 29, 2025.
10.7	Form of Pledge Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 29, 2025.
10.8	TurnOnGreen, Inc. 2026 Stock Incentive Plan. Incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed on August 26, 2026.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 13, 2026

TURNONGREEN, INC.

By: /s/ Amos Kohn
Amos Kohn
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial and Accounting Officer)

